Form 10-Q
period 2022-03-31
Crescera Capital Acquisition Corp.
filed 2022-05-16
CIK 1851230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                        .

Commission File Number 001-41081

CRESCERA CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rua Aníbal de Mendonça, 27, 2nd floor,
Rio de Janeiro, RJ, Brazil

(Address of principal executive offices)

+55 (21) 3687-1500

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CREC	The Nasdaq Stock Market LLC
Redeemable warrants, each one whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CRECW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CRECU	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 16, 2022, there were 20,125,000 Class A ordinary shares, par value $0.0001 per share and 6,708,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

CRESCERA CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

PART I ─ FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholder’s Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 11, 2021 (inception) through March 31, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II ─ OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

CRESCERA CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$856,316	$961,893
Prepaid expenses	353,171	311,789
Total current assets	1,209,487	1,273,682
Marketable securities held in Trust Account	205,358,802	205,292,557
Other non-current assets	188,607	263,192
Total Assets	$206,756,896	$206,829,431
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,320	$19,583
Promissory note—related party	162,569	162,569
Accrued expenses	107,238	38,297
Total current liabilities	303,127	220,449
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	6,882,400	13,926,587
Total Liabilities	14,229,277	21,190,786
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,125,000 shares at $10.20 per share as of March 31, 2022 and December 31, 2021	205,275,000	205,275,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,125,000 shares issued as of March 31, 2022 and December 31, 2021; no shares outstanding (excluding 20,125,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of March 31, 2022 and December 31, 2021	671	671
Additional paid-in capital	—	—
Accumulated deficit	(12,748,052)	(19,637,026)
Total Shareholders’ Deficit	(12,747,381)	(19,636,355)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$206,756,896	$206,829,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the period from March 11, 2021 (inception) through March 31, 2021
Formation and operating costs	$221,481	$9,854
Loss from operations	(221,481)	(9,854)
Gain, dividends and interest on marketable securities (net), held in Trust Account	66,245	—
Change in fair value of derivative warrant liabilities	7,044,187	—
Other income	23	—
Net income (loss)	$6,888,974	$(9,854)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,125,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.26	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	6,708,333	5,833,333
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.26	$(0.00)

(1)	The period from March 11, 2021 (inception) through March 31, 2021 excludes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	THREE MONTHS ENDED MARCH 31, 2022
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net income	—	—	—	—	—	6,888,974	6,888,974
Balance as of March 31, 2022 (unaudited)	20,125,000	$205,275,000	6,708,333	$671	$—	$(12,748,052)	$(12,747,381)

	FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 11, 2021 (inception)	—	—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	6,708,333	671	24,329	—	25,000
Net loss	—	—	—	—	—	(9,854)	(9,854)
Balance as of March 31, 2021 (unaudited)	—	$—	6,708,333	$671	$24,329	$(9,854)	$15,146

(1)	The period from March 11, 2021 (inception) through March 31, 2021 includes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the period from March 11, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,888,974	$(9,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(66,245)	—
Change in fair value of warrant liabilities	(7,044,187)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares		9,854
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	33,203	—
Accounts payable	13,737	—
Accrued expenses	68,941	—
Net cash used in operating activities	(105,577)	—
Net Change in Cash	(105,577)	—
Cash—Beginning of period	961,893	—
Cash—End of period	$856,316	$—
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$70,000
Issuance of Founder Shares to Officer in exchange for payment of legal and formation costs	$—	$15,146

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Crescera Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 11, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2021. On November 23, 2021, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 2,625,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $201,250,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to CC Sponsor LLC (the “Sponsor”) generating gross proceeds of $10,150,000 (see Note 4).

Upon the closing of the Initial Public Offering on November 23, 2021, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (May 23, 2023) (or within 24 months from the closing of the Initial Public Offering, or November 23, 2023, if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $856,316 in cash held outside of the Trust Account and working capital of $906,360.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $856,316 and $961,893, respectively.

Marketable Securities in the Trust Account

As of March 31, 2022 and December 31, 2021, the Company had a total of $205,358,802 and $205,292,557 in the Trust Account held in cash and money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 9 for additional information on assets and liabilities measured at fair value.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company issued 10,062,500 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,150,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A ordinary shares and its warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A ordinary shares were charged to temporary equity.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,125,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of March 31, 2022, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants classified as equity	(8,009,750)
Issuance costs allocated to Class A ordinary shares	(11,290,484)
Plus:
Re-measurement of carrying value to redemption value	23,325,234
Class A ordinary shares subject to possible redemption	$205,275,000

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The remeasurement of Class A ordinary shares subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture are not considered in the calculation of diluted net income (loss) per share until the forfeiture contingency has lapsed. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Private Placement Warrants to purchase an aggregate of 20,212,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the period from March 11, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$5,166,731	$1,722,243	$—	$(9,854)
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	6,708,333	—	5,833,333
Basic and diluted net income (loss) per share	$0.26	$0.26	$0.00	$(0.00)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units, which includes the exercise by the underwriters of their over-allotment option in the amount of 2,625,000, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consisted of one share of Class A ordinary shares of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company (“Public Warrant” or together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $10,150,000). Each warrant is exercisable to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share. Certain proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirement of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, one of the Company’s officers paid $25,000, to cover certain of the Company’s offering costs, in exchange for an aggregate of 5,750,000 Class B ordinary shares (the “Class B Ordinary Shares” or “Founder Shares”), which were temporarily issued to such officer. On April 7, 2021, the Founder Shares were transferred to the Company’s Sponsor.

In October 2021, the Company effected a share capitalization pursuant to which an additional 958,333 Founder Shares were issued for no consideration, using the existing share premium account, resulting in an aggregate of 6,708,333 of Founder Shares outstanding. Prior to the Initial Public Offering, the Sponsor also transferred 25,000 of the Founder Shares to each of the Company’s three independent directors.

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

The Company will have only 18 months from the closing of the Initial Public Offering to complete its initial Business Combination (or within 24 months if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus). If the Company has not completed its initial Business Combination within such period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the allotted time period.

Prior to the Initial Public Offering, three independent directors purchased 25,000 Founder Shares each from the Sponsor, at their original purchase price (approximately $0.004 per share) for a total of $280. If the director is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company, all of the director’s Class B ordinary shares shall be returned to the Sponsor. The fair value of the Founder Shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value for the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of the 75,000 Founder Shares granted to the directors is estimated to be $342,201 or $4.56 per share. The Company will record the fair value of the transferred shares in excess of the amount paid of $341,921 as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in ASC 718, Compensation - Stock Compensation.

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) 180 days after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2022 or the closing of the initial Business Combination. The loan will be repaid out of the offering proceeds that have been allocated to the payment of offering expenses. As of March 31, 2022 and December 31, 2021, the Company had borrowed $162,569 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement that was signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters fully exercised the option on November 23, 2021.

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,025,000 in the aggregate, which was paid upon closing of the Initial Public Offering. In addition, the representative of the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $7,043,750. The deferred fee will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. WARRANTS

The Company accounted for the 20,212,500 Warrants issued in connection with the Initial Public Offering (the 10,062,500 of Public Warrants and the 10,150,000 of Private Placement Warrants) in accordance with the guidance contained in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,708,333 Class B ordinary shares were issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$205,358,802	$205,358,802	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,421,250	$3,421,250	$—	$—
Warrant liability – Private Placement Warrants	$3,461,150	$—		$3,461,150
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$205,292,557	$205,292,557	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,912,937	$—	$—	$6,912,937
Warrant liability – Private Placement Warrants	$7,013,650	$—		$7,013,650

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRECW. The quoted price of the Public Warrants was $0.34 per warrant as of March 31, 2022.

The estimated fair value of the Private Placement Warrants and the Public Warrants was initially determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Private Placement Warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2022 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

As of March 31, 2022
Volatility	4.7%
Underlying Stock Price	$9.90
Expected time until merger (years)	6.00
Risk-free rate	2.41%
Dividend yield	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2022:

Fair value at March 11, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants - Level 3 measurements	16,129,750
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,203,163)
Fair value as of December 31, 2021	$13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,937)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(3,552,500)
Fair value as of March 31, 2022	$3,461,150

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Crescera Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of Cayman Islands on March 11, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that occurred on November 23, 2021, and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net income of $6,888,974, which resulted from a gain on the change in fair value of warrant liabilities of $7,044,187, unrealized gain on marketable securities, along with interest and dividends, held in the Trust Account of $66,245, and other income of $23, partially offset by formation and operating costs of $221,481.

For the period from March 11, 2021 (inception) through March 31, 2021, we had a net loss of $9,854, which resulted from formation and operating costs of $9,854.

Liquidity and Capital Resources

On November 23, 2021, we consummated an initial public offering of 20,125,000 units generating gross proceeds to the Company of $201,250,000. Simultaneously with the closing of our initial public offering, we completed the private sale of 10,150,000 private placement warrants to our Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $10,150,000.

Following the closing of the initial public offering on November 23, 2021, an amount of $205,275,000 ($10.20 per Unit) comprised of $197,225,000 of the proceeds from the initial public offering and $8,050,000 of the proceeds from the private placement were placed in a U.S.-based trust account (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to us to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the initial public offering held in the Trust Account will not be released until the earliest of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

For the three months ended March 31, 2022, net cash used in operating activities was $105,577, which was due to a change in fair value of warrant liabilities of $7,044,187, unrealized gain on marketable securities, along with interest and dividends earned, held in the Trust Account of $66,245, partially offset by net income of $6,888,974 and changes in working capital of $115,881.

For the period from March 11, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to a net loss of $9,854, offset by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $9,854.

As of March 31, 2022, we had cash and marketable securities, along with interest and dividends earned, held in the trust account of $205,358,802 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 185 days or less.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $856,316 and $961,893, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,100,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants, Class A ordinary shares underlying the private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note – Related Party

The Sponsor agreed to loan us an aggregate of up to $250,000 to be used for a portion of the expenses of the initial public offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2022 or the closing of the initial business combination. The loan will be repaid out of the offering proceeds that have been allocated to the payment of offering expenses. As of March 31, 2022 and December 31, 2021, we had borrowed $162,569 under the promissory note.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the initial public offering to purchase up to 2,625,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On November 23, 2021, the underwriters fully exercised their over-allotment option.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,125,000 Class A ordinary shares sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The remeasurement of Class A ordinary shares subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture is included in the calculation of basic income (loss) per share as of the date that the forfeiture contingency has lapsed. Class B ordinary shares subject to forfeiture is included in the calculation of diluted income (loss) per share as of the beginning of the interim period in which the forfeiture contingency lapsed. We have not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 20,212,500 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We issued 10,062,500 warrants to purchase Class A ordinary shares to investors in our initial public offering and simultaneously issued 10,150,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of warrants issued in connection with the initial public offering were measured at fair value using a Monte Carlo simulation model for the public warrants and private placement warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the condensed financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds from our initial public offering and the sale of the private placement warrants held in the Trust Account is invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crescera Capital Acquisition Corp.

Date: May 16, 2022	By:	/s/ Felipe Samuel Argalji
		Name:	Felipe Samuel Argalji
		Title:	Chief Executive Officer