Form 10-Q
period 2022-06-30
Crescera Capital Acquisition Corp.
filed 2022-08-12
CIK 1851230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Rua Aníbal de Mendonça, 27, 2nd floor,

Rio de Janeiro, RJ, Brazil, 22410-050

(Address of principal executive offices and zip code)

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

As of August 12, 2022, there were 20,125,000 Class A ordinary shares, par value $0.0001 per share and 6,708,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

table of contents

Page
Part i – Financial Information
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from March 11, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from March 11, 2021 (inception) through June 30, 2021	3
Unadited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 11, 2021 (inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4. Controls and Procedures.	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	24
Item 1A. Risk Factors.	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities.	25
Item 4. Mine Safety Disclosures.	25
Item 5. Other Information.	25
Item 6. Exhibits.	25

i

Part i – Financial Information

Item 1. Financial Statements

CRESCERA CAPITAL ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$758,329	$961,893
Prepaid expenses	334,933	311,789
Due from Sponsor	2,958	—
Total current assets	1,096,220	1,273,682
Marketable securities held in Trust Account	205,508,638	205,292,557
Other non-current assets	114,023	263,192
Total Assets	$206,718,881	$206,829,431

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$43,893	$19,583
Promissory note - related party	162,569	162,569
Accrued expenses	49,382	38,297
Total current liabilities	255,844	220,449
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	3,744,600	13,926,587
Total Liabilities	11,0044,194	21,190,786

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,125,000 shares at redemption value of approximately $10.21 and $10.20 as of June 30, 2022 and December 31, 2021 respectively	205,391,081	205,275,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,125,000 shares issued as of June 30, 2022 and December 31, 2021; no shares outstanding (excluding 20,125,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of June 30, 2022 and December 31, 2021	671	671
Additional paid-in capital	—	—
Accumulated deficit	(9,717,065)	(19,637,026)
Total Shareholders’ Deficit	(9,716,394)	(19,636,355)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$206,718,881	$206,829,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 11, 2021 (inception) through June 30, 2021
Formation and operating costs	$140,589	$13,200	$362,070	$23,054
Loss from operations	(140,589)	(13,200)	(362,070)	(23,054)
Unrealized gain on marketable securities (net), held in Trust Account	149,836	—	216,081	—
Change in fair value of derivative warrant liabilities	3,137,800	—	10,181,987	—
Other income	21	—	44	—
Net income (loss)	$3,147,068	$(13,200)	$10,036,042	$(23,054)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,125,000	—	20,125,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.00	$0.37	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	6,708,333	5,833,333	6,708,333	5,833,333
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.00)	$0.37	$(0.00)

(1)	The period from March 11, 2021 (inception) through June 30, 2021 excludes up to 875,000 Class B ordinary shares subject to forfeiture as if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2022
	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net income	—	—	—	—	—	6,888,974	6,888,974
Balance as of March 31, 2022	20,125,000	205,275,000	6,708,333	671	—	(12,748,052)	(12,747,381)
Net income	—	—	—	—	—	3,147,068	3,147,068
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	116,081	—	—	—	(116,081)	(116,081)
Balance as of June 30, 2022	20,125,000	$205,391,081	6,708,333	$671	$—	$(9,717,065)	$(9,716,394)

	FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021
	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(2)	—	—	6,708,333	671	24,329	—	25,000
Net loss	—	—	—	—	—	(9,854)	(9,854)
Balance as of March 31, 2021	—	—	6,708,333	671	24,329	(9,854)	15,146
Net loss	—	—	—	—	—	(13,200)	(13,200)
Balance as of June 30, 2021	—	$—	6,708,333	$671	$24,329	$(23,054)	$1,946

(1)	Due to the Ordinary Shares Subject to Possible Redemption being accounted for as temporary equity on the Balance Sheets, the Class A amounts are not included in the Total Shareholders’ Equity (Deficit) columns, as those amounts reflect permanent equity items.
(2)	The period from March 11, 2021 (inception) through June 30, 2021 includes up to 875,000 Class B ordinary shares subject to forfeiture as if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2022	For the period from March 11, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$10,036,042	$(23,054)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain, dividends and interest on marketable securities (net), held in Trust Account	(216,081)	—
Change in fair value of derivative warrant liabilities	(10,181,987)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	23,054
Changes in operating assets and liabilities:
Prepaid expenses	126,025	—
Due from Sponsor	(2,958)
Accounts payable	24,310	—
Accrued expenses	11,085	—
Net cash used in operating activities	(203,564)	—

Net Change in Cash	(203,564)	—

Cash - Beginning of period	961,893	—
Cash - End of period	$758,329	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$70,000
Issuance of Founder Shares to Officer in exchange for payment of legal and formation costs	$—	$1,946
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$116,081	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Crescera Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 11, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or May 23, 2023 (or within 24 months from the closing of the Initial Public Offering, or November 23, 2023, if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriters agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

Risks and Uncertainties

COVID - 19

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

Russian Aggression in Ukraine

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern, Liquidity and Capital Resources

As of June 30, 2022, the Company had $758,329 in cash held outside of the Trust Account and a working capital surplus of $840,376.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, management has determined that the Company’s cash flow deficit raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moreover, the Company will have until May 23, 2023 to complete a Business Combination, which period can be extended to November 23, 2023 if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus. If a Business Combination is not consummated by May 23, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $758,329 and $961,893, respectively.

Marketable Securities in the Trust Account

As of June 30, 2022 and December 31, 2021, the Company had a total of $205,508,638 and $205,292,557 in the Trust Account held in cash and money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $116,081 as of June 30, 2022.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants classified as equity	(8,009,750)
Issuance costs allocated to Class A ordinary shares	(11,290,484)
Plus:
Remeasurement of carrying value to redemption value	23,325,234
Class A ordinary shares subject to possible redemption as of December 31, 2021	205,275,000
Plus:
Additional remeasurement of carrying value to redemption value as of June 30, 2022	116,081
Class A ordinary shares subject to possible redemption as of June 30, 2022	$205,391,081

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The remeasurement of Class A ordinary shares subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture are not considered in the calculation of diluted income (loss) per share until the forfeiture contingency has lapsed. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Private Placement Warrants to purchase an aggregate of 20,212,500 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the period from March 11, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,355,367	$785,122	$—	$(13,200)	$7,527,032	$2,509,010	$—	$(23,054)
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	6,708,333	—	5,833,333	20,125,000	6,708,333	—	5,833,333
Basic and diluted net income (loss) per share	$0.12	$0.12	$0.00	$(0.00)	$0.37	$0.37	$0.00	$(0.00)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

The Founder Shares include an aggregate of up to 875,000 shares that were subject to forfeiture by the Sponsor. The underwriter’s over-allotment opinion was exercised and these shares are no longer subject to forfeiture. Prior to the initial investment in the Company of $25,000 by the Company’s Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Out of the 6,708,333 Founder Shares, 5,031,250 Founder Shares will convert into Class A ordinary shares after the initial Business Combination and 1,677,083 Founder Shares will convert into Class A ordinary shares only to the extent the Company’s share trades at or above $12.50 per share as described in the final prospectus.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

Prior to the Initial Public Offering, three independent directors purchased 25,000 Founder Shares each from the Sponsor, at their original purchase price (approximately $0.004 per share) for a total of $280. If the director is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Company, all of the director’s Class B ordinary shares shall be returned to the Sponsor. The fair value of the Founder Shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value for the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of the 75,000 Founder Shares granted to the directors is estimated to be $342,201 or $4.56 per share. The Company will record the fair value of the transferred shares in excess of the amount paid of $341,921 as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in ASC 718, Compensation - Stock Compensation.

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

Due from Sponsor

Due from Sponsor consists of advances from the Company to the Sponsor to pay for legal services on behalf of the Sponsor and are payable on demand.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2022 or the closing of the initial Business Combination. The loan will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2022 and December 31, 2021, the Company had borrowed $162,569 under the promissory note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. WARRANTS

The Company accounted for the 20,212,500 Warrants issued in connection with the Initial Public Offering (the 10,062,500 of Public Warrants and the 10,150,000 of Private Placement Warrants) in accordance with the guidance contained in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own shares and not eligible for an exception from derivative accounting.

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

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

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

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments”) for any 20 trading days within a 30—trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Warrants” based on the redemption date and the “fair market value” of Class A ordinary shares (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Warrants”; and;

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments”) for any 20 trading days within the 30—trading day period ending three trading days before we send the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30—trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred shares— The Company is authorized to issue 5,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$205,508,638	$205,508,638	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,861,563	$1,861,563	$—	$—
Warrant liability – Private Placement Warrants	$1,883,037	$—	$—	$1,883,037

December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$205,292,557	$205,292,557	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,912,937	$—	$—	$6,912,937
Warrant liability – Private Placement Warrants	$7,013,650	$—	$—	$7,013,650

CRESCERA CAPITAL ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRECW. The quoted price of the Public Warrants was approximately $0.19 per warrant as of June 30, 2022.

The estimated fair value of the Private Placement Warrants, and the Public Warrants was initially determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Private Placement Warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on January 14, 2022 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

	As of December 31, 2021	As of June 30, 2022
Exercise Price	$11.50	$11.50
Underlying share price	$9.69	$9.93
Volatility	12.3%	15.5%
Weighted Term to Business Combination (years)	6.25	5.98
Risk-free rate	1.37%	3.03%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2022:

Fair value at March 11, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants - Level 3 measurements	16,129,750
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,203,163)
Fair value as of December 31, 2021	$13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,938)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(3,552,500)
Fair value as of March 31, 2022	$3,461,150
Change in fair value of derivative warrant liabilities with Level 3 inputs	(1,578,113)
Fair value as of June 30, 2022	$1,883,037

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

Overview

We are a blank check company formed under the laws of Cayman Islands on March 11, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that occurred on November 23, 2021, and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had net income of $3,147,068, which resulted from a gain on the change in fair value of derivative warrant liabilities of $3,137,800, unrealized gain on marketable securities (net) held in Trust Account of $149,836, and other income of $21, partially offset by formation and operating costs of $140,589.

For the three months ended June 30, 2021, we had a net loss of $13,200, which resulted entirely from formation and operating costs of $13,200.

For the six months ended June 30, 2022, we had net income of $10,036,042 which resulted from a gain on the change in fair value of derivative warrant liabilities of $10,181,987, unrealized gain on marketable securities (net) held in Trust Account of $216,081, and other income of $44, partially offset by formation and operating costs of $362,070.

For the period from March 11, 2021 (inception) through June 30, 2021, we had a net loss of $23,054, which resulted entirely from formation and operating costs of $23,054.

Liquidity, Going Concern and Capital Resources

On November 23, 2021, we consummated an initial public offering of 20,125,000 units generating gross proceeds to the Company of $201,250,000. Simultaneously with the closing of our initial public offering, we completed the private sale of 10,150,000 private placement warrants to our Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $10,150,000.

Following the closing of the initial public offering on November 23, 2021, an amount of $205,275,000 ($10.20 per Unit) comprised of $197,225,000 of the proceeds from the initial public offering and $8,050,000 of the proceeds from the private placement were placed in a U.S.-based trust account (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to us to pay its expenses relating to the administration of the Trust Account, the proceeds from the initial public offering held in the Trust Account will not be released until the earliest of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

For the six months ended June 30, 2022, net cash used in operating activities was $203,564, which was due to a change in fair value of derivative warrant liabilities of $10,181,987, gain on marketable securities (net) held in Trust Account of $216,081, partially offset by net income of $10,036,042 and changes in working capital of $158,462.

For the period from March 11, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0, which was due to a net loss of $23,054, fully offset by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $23,054.

As of June 30, 2022, we had cash and marketable securities, along with interest and dividends earned, held in the trust account of $205,508,638 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay dissolution costs. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay dissolution costs.

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

As of June 30, 2022 and December 31, 2021, we had cash of $758,329 and $961,893, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,100,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

As of June 30, 2022, we had $758,329 in cash held outside of the Trust Account and a working capital surplus of $840,376.

In order to finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of the Sponsor or certain of the our officers and directors may, but are not obligated to, provide the Company working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

We have incurred and expects to incur significant costs in pursuit of our financing and acquisition plans. In connection with our assessment of going concern considerations, our management has determined that our cash flow deficit raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moreover, we will have until May 23, 2023 to complete a Business Combination, which period can be extended to November 23, 2023 if we extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus. If a Business Combination is not consummated by May 23, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $116,081 as of June 30, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the public warrants and private placement warrants issued in connection with the initial public offering was measured at fair value using a Monte Carlo simulation model.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on June 30, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of Rafael Pereira as CFO

On August 9, 2022, the Company filed a Current Report on Form 8-K to report on the resignation of Laura Guaraná Carvalho as Chief Financial Officer and the appointment of Rafael Pereira as the Chief Financial Officer of the Company on August 8, 2022 and effective immediately to serve in such capacity until a successor has been elected and qualified, or until his resignation or removal.

Mr. Pereira joined Crescera in July 2022 to head the Company’s SPAC operations. Prior to joining Crescera, he was one of the four founding members of the Greenhill office in São Paulo (May 2014 to July 2020), helping establish Greenhill and later Seneca Evercore (July 2020 to April 2022) as one of the leading independent investment banks in Brazil. Mr. Pereira began his career as an analyst for Goldman Sachs (May 2006 to February 2014) after receiving his bachelor’s degree from Fundação Getulio Vargas.

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

Crescera Capital Acquisition Corp.

Date: August 12, 2022	By:	/s/ Felipe Samuel Argalji
		Name:	Felipe Samuel Argalji
		Title:	Chief Executive Officer