Form 10-Q
period 2022-09-30
Crescera Capital Acquisition Corp.
filed 2022-11-14
CIK 1851230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41081

CRESCERA CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rua Aníbal de Mendonça, 27, 2nd floor,

Rio de Janeiro, RJ, Brazil, 22410-050

(Address of principal executive offices and zip code)

+55 (21) 3687-1500

(Registrant’s telephone number, including area code)

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

As of November 10, 2022, there were 20,125,000 Class A ordinary shares, par value $0.0001 per share and 6,708,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

CRESCERA CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I- FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from March 11, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from March 11, 2021 (inception) through September 30, 2021	3-4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 11, 2021 (inception) through September 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

CRESCERA CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$687,053	$961,893
Prepaid expenses	316,696	311,789
Due from Sponsor	2,262	—
Total current assets	1,006,011	1,273,682
Marketable securities held in Trust Account	206,539,709	205,292,557
Other non-current assets	39,438	263,192
Total Assets	$207,585,158	$206,829,431

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,629	$19,583
Promissory note - related party	152,008	162,569
Accrued expenses	56,118	38,297
Total current liabilities	236,755	220,449
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	1,824,843	13,926,587
Total Liabilities	9,105,348	21,190,786

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,125,000 shares at redemption value of approximately $10.26 and $10.20 as of September 30, 2022 and December 31, 2021, respectively	206,439,709	205,275,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 20,125,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of September 30, 2022 and December 31, 2021	671	671
Additional paid-in capital	—	—
Accumulated deficit	(7,960,570)	(19,637,026)
Total Shareholders’ Deficit	(7,959,899)	(19,636,355)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$207,585,158	$206,829,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 11, 2021 (inception) through September 30, 2021

Formation and operating costs	$145,794	$750	$507,864	$23,804
Loss from operations	(145,794)	(750)	(507,864)	(23,804)
Gain, dividends and interest on marketable securities (net), held in Trust Account	1,031,071	—	1,247,152	—
Change in fair value of derivative warrant liabilities	1,919,757	—	12,101,744	—
Other income	89	—	133	—
Net income (loss)	$2,805,123	$(750)	$12,841,165	$(23,804)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,125,000	—	20,125,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.00	$0.48	$0.00
Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	6,708,333	5,833,333	6,708,333	5,833,333
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)	$0.48	$(0.00)

(1)	The period from March 11, 2021 (inception) through September 30, 2021 excludes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net income	—	—	—	—	—	6,888,974	6,888,974
Balance as of March 31, 2022	20,125,000	205,275,000	6,708,333	671	—	(12,748,052)	(12,747,381)
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	116,081	—	—	—	(116,081)	(116,081)
Net income	—	—	—	—	—	3,147,068	3,147,068
Balance as of June 30, 2022	20,125,000	205,391,081	6,708,333	671	—	(9,717,065)	(9,716,394)
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	1,048,628	—	—	—	(1,048,628)	(1,048,628)
Net income	—	—	—	—	—	2,805,123	2,805,123
Balance as of September 30, 2022	20,125,000	$206,439,709	6,708,333	$671	$—	$(7,960,570)	$(7,959,899)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(2)	—	—	6,708,333	671	24,329	—	25,000
Net loss	—	—	—	—	—	(9,854)	(9,854)
Balance as of March 31, 2021	—	—	6,708,333	671	24,329	(9,854)	15,146
Net loss	—	—	—	—	—	(13,200)	(13,200)
Balance as of June 30, 2021	—	—	6,708,333	671	24,329	(23,054)	1,946
Net loss	—	—	—	—	—	(750)	(750)
Balance as of September 30, 2021	—	$—	6,708,333	$671	$24,329	$(23,804)	$1,196

(1)	Due to the Ordinary Shares Subject to Possible Redemption being accounted for as temporary equity on the Balance Sheets, the Class A amounts are not included in the Total Shareholders’ Equity (Deficit) columns, as those amounts reflect permanent equity items.

(2)	The period from March 11, 2021 (inception) through September 30, 2021 includes up to 875,000 Class B ordinary shares subject to forfeiture as if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the period from March 11, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$12,841,165	$(23,804)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain, dividends and interest on marketable securities (net), held in Trust Account	(1,247,152)	—
Change in fair value of derivative warrant liabilities	(12,101,744)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,608
Changes in operating assets and liabilities:
Prepaid expenses	218,847	11,196
Due from Sponsor	(2,262)	—
Accounts payable	9,046	—
Accrued expenses	17,821	—
Net cash used in operating activities	(264,279)	—

Cash Flows from Financing Activities
Repayments of promissory note – related party	(10,561)	—
Net cash used in financing activities	(10,561)	—

Net Change in Cash	(274,840)	—

Cash - Beginning of period	961,893	—
Cash - End of period	$687,053	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$287,928
Issuance of Founder Shares to Officer in exchange for payment of legal and formation costs	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$137,806
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$1,164,709	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2022, the Company had $687,053 in cash held outside of the Trust Account and a working capital surplus of $769,256.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. The Company will have until May 23, 2023 to complete a Business Combination, which period can be extended to November 23, 2023 if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus. If a Business Combination is not consummated by May 23, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations, management has determined that the Company’s projected cash flow deficit and liquidation deadline raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $687,053 and $961,893, respectively.

Marketable Securities in the Trust Account

As of September 30, 2022 and December 31, 2021, the Company had a total of $206,539,709 and $205,292,557 in the Trust Account held in cash and money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e. observable inputs) and the lowest priority to data lacking transparency (i.e. unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant inputs to its valuation. The following is a description of the three hierarchy levels.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,164,709 for the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants classified as equity	(8,009,750)
Issuance costs allocated to Class A ordinary shares	(11,290,484)
Plus:
Remeasurement of carrying value to redemption value	23,325,234
Class A ordinary shares subject to possible redemption as of December 31, 2021	205,275,000
Plus:
Additional remeasurement of carrying value to redemption value as of June 30, 2022	116,081
Class A ordinary shares subject to possible redemption as of June 30, 2022	205,391,081
Plus:
Additional remeasurement of carrying value to redemption value as of September 30, 2022	1,048,628
Class A ordinary shares subject to possible redemption as of September 30, 2022	$206,439,709

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the period from March 11, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,103,842	$701,281	$—	$(750)	$9,630,874	$3,210,291	$—	$(23,804)
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	6,708,333	—	5,833,333	20,125,000	6,708,333	—	5,833,333
Basic and diluted net income (loss) per share	$0.10	$0.10	$0.00	$(0.00)	$0.48	$0.48	$0.00	$(0.00)

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2022 or the closing of the initial Business Combination. The loan will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2022 and December 31, 2021, the Company had borrowed $152,008 and $162,569 under the promissory note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$206,539,709	$206,539,709	$—	$—
Liabilities
Warrant liability – Public Warrants	$905,840	$905,840	$—	$—
Warrant liability – Private Placement Warrants	$919,003	$—	$—	$919,003

December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$205,292,557	$205,292,557	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,912,937	$—	$—	$6,912,937
Warrant liability – Private Placement Warrants	$7,013,650	$—	$—	$7,013,650

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRECW. The quoted price of the Public Warrants was approximately $0.09 per warrant as of September 30, 2022.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on January 14, 2022, after the Public Warrants were separately listed and traded.

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

	As of December 31, 2021	As of September 30, 2022
Exercise Price	$11.50	$11.50
Underlying share price	$9.69	$10.02
Volatility	12.3%	7.0%
Weighted Term to Business Combination (years)	6.25	5.75
Risk-free rate	1.37%	4.03%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2022:

Fair value at March 11, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants - Level 3 measurements	16,129,750
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,203,163)
Fair value as of December 31, 2021	$13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,938)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(3,552,500)
Fair value as of March 31, 2022	$3,461,150
Change in fair value of derivative warrant liabilities with Level 3 inputs	(1,578,113)
Fair value as of June 30, 2022	$1,883,037
Change in fair value of derivative warrant liabilities with Level 3 inputs	(964,034)
Fair value as of September 30, 2022	$919,003

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,805,123, which resulted from a gain on the change in fair value of derivative warrant liabilities of $1,919,757, unrealized gain on marketable securities (net) held in Trust Account of $1,031,071, and other income of $89, partially offset by formation and operating costs of $145,794.

For the three months ended September 30, 2021, we had a net loss of $750, which resulted entirely from formation and operating costs of $750.

For the nine months ended September 30, 2022, we had net income of $12,841,165 which resulted from a gain on the change in fair value of derivative warrant liabilities of $12,101,744, unrealized gain on marketable securities (net) held in Trust Account of $1,247,152, and other income of $133, partially offset by formation and operating costs of $507,864.

For the period from March 11, 2021 (inception) through September 30, 2021, we had a net loss of $23,804, which resulted entirely from formation and operating costs of $23,804.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $264,279, which was due to a change in fair value of derivative warrant liabilities of $12,101,744, gain on marketable securities (net) held in Trust Account of $1,247,152, partially offset by net income of $12,841,165 and changes in working capital of $243,452.

For the period from March 11, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, which was due to a net loss of $23,804, fully offset by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $12,608 and $11,196 of legal expenses.

As of September 30, 2022, we had cash and marketable securities, along with interest and dividends earned, held in the trust account of $206,539,709 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay dissolution costs. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay dissolution costs.

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

As of September 30, 2022 and December 31, 2021, we had cash of $687,053 and $961,893, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2022, we had a working capital surplus of $769,256.

In order to finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

We will have until May 23, 2023 to complete a Business Combination or November 23, 2023 if we extend the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus. If a Business Combination is not consummated by May 23, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

We have incurred and expect to incur significant costs in pursuit of our financing and acquisition plans. In connection with our assessment of going concern considerations, our management has determined that our liquidation deadline raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,164,709 as of September 30, 2022.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The remeasurement of Class A ordinary shares subject to redemption at redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture is included in the calculation of basic income (loss) per share as of the date that the forfeiture contingency has lapsed. Class B ordinary shares subject to forfeiture is included in the calculation of diluted income (loss) per share as of the beginning of the interim period in which the forfeiture contingency lapsed. We have not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 20,212,500 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022 or the Company’s 10-Qs as filed with the SEC on May 16, 2022 and August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

Crescera Capital Acquisition Corp.

Date: November 10, 2022	By:	/s/ Felipe Samuel Argalji
		Name:	Felipe Samuel Argalji
		Title:	Chief Executive Officer