Form 10-K
period 2022-12-31
Crescera Capital Acquisition Corp.
filed 2023-04-14
CIK 1851230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission file number 001-41081

CRESCERA CAPITAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	+55 (21) 3687-1500	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Registrant’s telephone number, including area code)	(I.R.S. Employer Identification Number)

Not Applicable

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Rua Aníbal de Mendonça, 27, 2nd floor, Rio de Janeiro, RJ, Brazil	22410-050
(Address of Principal Executive Offices)	Zip Code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of April 14, 2023, 20,125,000 Class A ordinary shares, par value $0.0001 per share, and 6,708,333 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

“founders” are to Jaime Cardoso Danvila, our Chairman of the Board, Felipe Samuel Argalji, our Chief Executive Officer, Laura Guaraná Carvalho, our former Chief Financial Officer, and Daniel Arthur Borghi, one of our Directors;

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

Our sponsor is an affiliate of Crescera. Founded in 2008, Crescera is an independent asset management firm based in Brazil that currently manages approximately R$5.7 billion in assets under management, or AUM, focused on two main investment strategies: growth equity and venture capital, in each case in Brazil. The core of Crescera’s investment team is comprised of six senior investment professionals, five of which have worked together at Crescera for the past ten years, investing successfully in Brazilian companies within the Target Sectors. Overall, Crescera’s investment team is composed of 11 talented professionals.

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

Employees

We currently have two officers: Felipe Samuel Argalji and Rafael Moreira Pereira. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities is subject to a number of risks, including risks relating to our business and industry, risks relating to Brazil and risks relating to the offering and our securities. The following list summarizes some, but not all, of these risks. Please read the information in the section entitled “Risk Factors” for a more thorough description of these and other risks.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic or any future pandemic and the status of debt and equity markets.

Risks Relating to Our Sponsor and Management Team

●	We are dependent upon our founders and officers and their loss could adversely affect our ability to operate.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Risks Relating to Our Securities

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Holders of our public shares are not entitled to vote on the appointment of directors prior to our initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries, in Particular in Latin America

●	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	We will be exposed to certain risks that are particular to investing in Latin America and other emerging markets.

Certain Factors Relating to Latin America

●	Governments have a high degree of influence in the economies in which we plan to operate. The effects of this influence and political and economic conditions in Latin America could harm us and the trading price of our Class A ordinary shares.

●	Developments and the perceptions of risks in other countries, including other emerging markets, the United States and Europe, may harm the economy of the countries in which we operate and the trading price of our Class A ordinary shares.

●	The ongoing economic uncertainty and political instability in Brazil, including as a result of ongoing corruption investigations, may harm us and the price of our Class A ordinary shares.

General Risk Factors

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate on June 14, 2023 (which is 15 months after the closing of the IPO on March 14, 2022, or January 14, 2023, which is up to 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in our final prospectus). The annual audited financial statements do not include any adjustment that might be necessary if the company is unable to continue as a going concern.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own approximately 25% of our issued and outstanding ordinary shares as of December 31, 2022. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 6,708,334, or 33.3%, of the 20,125,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $650,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,100,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per unit, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Although we have no commitments as of December 31, 2022 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance—Directors and Executive Officers.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

We may be subject to an excise tax under the newly enacted Inflation Reduction Act of 2022 in connection with redemptions of our ordinary shares after December 31, 2022.

The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the Internal Revenue Service recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021 and 2022 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our final prospectus under the caption “Taxation — U.S. Federal Income Tax Considerations — Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our taxable years ended December 31, 2021 and December 31, 2022. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature of the income, assets and activities of the company with which we combine, the details of which are currently unknown. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A ordinary shares or warrants, we will generally continue to be treated as a PFIC with respect to such U.S. investor’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election.

A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund”, or “QEF,” election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We will endeavor to provide PFIC annual information statements in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 and 2022 taxable years. However, there can be no assurance that we will timely provide the required information to make a QEF election, and such election would be unavailable with respect to our warrants in all cases.

We urge U.S. investors to consult their tax advisers regarding the application of the PFIC rules, and the availability, advisability and consequences of making any election that may be available under the PFIC rules (including the possible combination of a “deemed sale” and QEF election with respect to our Class A ordinary shares, if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the section of our final prospectus under the caption “Taxation — United States Federal Income Tax Considerations — Passive Foreign Investment Company Rules.”

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

Only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

As our target business may operate globally, the adverse effects – global or localized – of the ongoing conflict between Russia and Ukraine, and/or economic sanctions and import and/or export controls to be imposed on the Russian government by the United States, the UK, the EU or others, could materially affect our operations, expansion plans, and ultimately our results.

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

According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, which is published by the Brazilian Institute for Geography and Statistics (Instituto Brasileiro de Geografia e Estatística), or IBGE, Brazilian inflation rates were 10.1%, 4.5% and 4.3% for the years ended as of December 31, 2021, 2020 and 2019, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government’s intervening in the economy and introducing policies that could harm our business and the trading price of our Class A ordinary shares. One of the tools used by the Brazilian government to control inflation levels is its monetary policy, specifically relating to interest rates. An increase in the interest rate restricts the availability of credit and reduces economic growth, and vice versa. During recent years there has been significant volatility in the official Brazilian interest rate, which ranged from 14.25% on December 31, 2015, to 2.00% on December 31, 2020. This rate is set by the Monetary Policy Committee of the Central Bank (Comitê de Política Monetária), or COPOM. On February 7, 2018, the Monetary Policy Committee reduced the base interest rate (Sistema Especial de Liquidação e Custódia, or SELIC rate) to 6.75% and further reduced the SELIC rate to 6.50% on March 22, 2018. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on May 16, 2018 and subsequently on June 20, 2018. As of December 31, 2018, the SELIC rate was 6.50%. The Monetary Policy Committee reconfirmed the SELIC rate of 6.50% on February 6, 2019, but reduced the SELIC rate to 6.00% on August 1, 2019, further reduced the rate to 5.50% on October 30, 2019 and further reduced the rate to 4.50% on December 12, 2019. On February 6, 2020, the Monetary Policy Committee reduced the SELIC rate to 4.25%, on March 19, 2020, further reduced the rate to 3.75%, on May 7, 2020, further reduced the rate to 3.00%, on June 18, 2020, further reduced the rate to 2.25% and on August 6, 2020, further reduced the rate to 2.00%. On March 18, 2021, the Monetary Policy Committee raised the SELIC rate to 2.75% and further raised the rate to 3.50% on May 5, 2021, to 5.25% on August 4, 2021, to 6.25% on September 22, 2021, to 7.75% on October 28, 2021, to 9.25% as of December 19, 2021, to 10.75% on February 2, 2022, to 11.75% on March 16, 2022, to 12.75% on May 4, 2022, to 13.25% on June 15, 2022 and to 13.75% on August 3, 2022. As of April 14, 2023, the SELIC rate was 13.75%. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our target business indebtedness. Any change in interest rates, in particular any volatile swings, could adversely affect our growth, results of operations and financial condition, as well as our target business.

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

Our functional currency is the U.S. dollar. The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the Brazilian real is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. The real/U.S. dollar exchange rate reported by the Central Bank was R$3.259 per US$1.00 on December 31, 2016, an appreciation of 19% against the rate of R$3.905 per US$1.00 reported on December 31, 2015. In 2017, the real depreciated by 1%, with the exchange rate reaching R$3.308 per US$1.00 on December 31, 2017. In 2018, the real depreciated an additional 18%, to R$3.875 per US$1.00 on December 31, 2018. In 2019, the real depreciated an additional 4% to R$4.031 per US$1.00 on December 31, 2019. In 2020, the real depreciated an additional 29% to R$5.197 per US$1.00 on December 31, 2020. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.581 per US$1.00 on December 31, 2021, which reflected a 7% depreciation of the real against the U.S. dollar during 2021 due primarily to the impact of the COVID-19 pandemic on the Brazilian economy. The real/U.S. dollar exchange rate reported by the Central Bank was R$5.218 per US$1.00 on December 31, 2022, which reflected a 7% appreciation of the real against the U.S. dollar during 2022 due primarily to the recovery of the Brazilian economy after the COVID-19 pandemic. As of April 13, 2023, the real/U.S. dollar exchange rate reported by the Central Bank was R$4.910 per US$1.00, an appreciation of 5.9% of the real since December 31, 2022. There can be no assurance that the real will not appreciate or further depreciate against the U.S. dollar or other currencies in the future.

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

After our business combination, our performance will depend in part on the overall health and growth of the Latin American economy, especially in Brazil. Brazilian GDP growth has fluctuated over the past few years, with contractions of 3.5% and 3.3% in 2015 and 2016, respectively, followed by growth of 1.3%, 1.8% and 1.4% in 2017, 2018 and 2019, respectively. In 2020, Brazilian GDP contracted by 3.3%. In 2021 and 2022, Brazilian GDP grew by 5.0% and 2.9%, respectively. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Additionally, despite our plans to adopt business continuity and crisis management policies, travel restrictions or potential impacts on personnel due to the COVID-19 pandemic may disrupt our target business operations and the markets in which it operates. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us and our target business.

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

(b) Holders

As of December 31, 2022 and 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Overview

We are a blank check company formed under the laws of Cayman Islands on March 11, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, and forward purchase securities, our capital stock, debt, or a combination of cash, stock, and debt.

Our sponsor is CC Sponsor LLP, a Cayman Islands limited liability company. Our registration statement for the IPO became effective on November 18, 2021. We consummated the IPO of 20,125,000 units on November 23, 2021. Each unit consisted of one Class A ordinary shares and one-half of one redeemable warrant (“Public Warrant”), including the issuance of 2,625,000 Units as a result of the underwriter’s (the “Underwriter”) exercise of its over-allotment option (“Over-allotment Option”) in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000. We incurred $11,068,750 in underwriting fees (inclusive of $7,043,750 in deferred underwriting fees) as well as $720,328 of other offering costs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, our search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had net income of $15,514,272, which resulted from a gain on the change in fair value of derivative warrant liabilities of $13,302,237, gain on marketable securities, along with interest and dividends of $2,950,321, and other income of $295, partially offset by formation and operating costs of $738,581.

For the period from March 11, 2021 (inception) through December 31, 2021, we had net income of $1,633,867, which consists of formation and operating costs of $88,245, unrealized gain on marketable securities, along with interest and dividends, held in the Trust Account of $17,557, transaction costs allocated to derivative warrant liability of $498,614, gain on the change in fair value of derivative warrant liabilities of $2,203,163, and other income of $6.

Liquidity, Going Concern and Capital Resources

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

For the year ended December 31, 2022, net cash used in operating activities was $329,441, which was due to a change in fair value of derivative warrant liabilities of $13,302,237, gain on marketable securities (net) held in Trust Account of $2,950,321, partially offset by net income of $15,514,272 and changes in working capital of $408,845.

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

As of December 31, 2022, we had cash and marketable securities, along with interest and dividends earned, held in the Trust Account of $208,242,878 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay dissolution costs. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay dissolution costs.

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

As of December 31, 2022 and December 31, 2021, we had cash of $618,891 and $961,893, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of December 31, 2022, we had a working capital surplus of $578,139.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,100,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

We have incurred and expect to incur significant costs in pursuit of its financing and acquisition plans. In connection with our assessment of going concern considerations, management has determined that our liquidation deadline raises substantial doubt about the our ability to continue as a going concern within one year from the date that the financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the trust account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,867,878 for the year ended December 31, 2022.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

As of December 31, 2022, as required by Rules 13a-15 paragraphs 13(d)-15(e) and 15d-15 paragraphs 15(d)-15(e) under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Felipe Samuel Argalji	35	Chief Executive Officer
Rafael Moreira Pereira	40	Chief Financial Officer
Jaime Cardoso Danvila	53	Chairman
Daniel Arthur Borghi	49	Director
Denise Pauli Pavarina	58	Director
Rossana Isabel Sadir Prieto	52	Director
Flavio Dias Fonseca da Silva	45	Director

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

Rafael Moreira Pereira, Chief Financial Officer

Rafael Moreira Pereira is the Company’s newly appointed CFO. Mr. Pereira joined Crescera in July 2022 to head the Crescera’s operations. Prior to joining Crescera, he was one of the four founding members of the Greenhill office in São Paulo (May 2014 to July 2020), helping establish Greenhill & Co. Do Brasil Assessoria Ltda. and later Seneca Evercore Advisors Ltda. (July 2020 to April 2022) as one of the leading independent investment banks in Brazil. Mr. Pereira began his career as an analyst for Goldman Sachs (May 2006 to February 2014) after receiving his bachelor’s degree from Fundação Getulio Vargas.

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

Denise Pauli Pavarina, Director

Denise Pauli Pavarina serves as a director on our board of directors. Mrs. Pavarina was Director of Companies at BNDES (Brazilian National Development Bank) from April 2019 to September 2019, responsible for corporate credit for large companies. Before BNDES, she was an executive director and investor relations director at Banco Bradesco from January 2012 to January 2019, managing director of Bradesco Asset Management from January 2009 to January 2012 and, previously, head of the investment bank of Bradesco (Banco Bradesco BBI), from January 2007 to January 2009. Mrs. Pavarina holds over 30 years of experience in financial and capital markets. She was president of the Brazilian Association of Financial and Capital Markets (Anbima) from April 2012 to April 2016, and a member of the Advisory Boards of Cielo S.A. (B3: CIEL3) from June 2008 to July 2009; Belgo Mineira (Arcelor Group); Alpargatas S.A. (B3: ALPA3), Latasa (Reynolds Group); Vale S.A. from February 2017 to March 2019; B3 S.A. - Brasil Bolsa Balcão (B3: B3SA3) from April 2015 to April 2019, and Hospital Care Caledonia from February 2021 to February 2023. In addition, Mrs. Pavarina was a member of the Advisory Board of BSM Supervisão de Mercados and is a member of B3's Mergers & Acquisitions Committee (CAF) since September 2019. Mrs. Pavarina is currently a board member of Solvi Essencis Ambiental and Banco Bradesco S. A. and vice chair of TCFD (FSB) - Task Force on Climate-related Financial Disclosures. She holds a degree in Economics from Fundação Armando Alvares Penteado (FAAP), a Law degree from Universidade Paulista (UNIP), and post graduate degrees in Finance from Insper and in Advanced Management from Fundação Dom Cabral and IESE - AMP.

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

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit

●	arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Below is a table summarizing the other entities to which our officers, directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Felipe Samuel Argalji	Crescera Investimentos Ltda.	Investments Holding Company	Partner and Officer
	AOVS Sistema de Informática S.A. (Alura)	Education	Director
Jaime Cardoso Danvila	Crescera Investimentos Ltda.	Investments Holding Company	Partner and Officer
	Semantix Tecnologia em Sistemas de Informação S.A.	Technology	Director
	Vita Participações S.A.	Healthcare	Director
	Grupo Fartura de Hortifruti S.A. (Rede Oba Hortifruti)	Retail	Director
	Hospital Care Caledonia S.A.	Healthcare	Director
	Chicaco Prosum Participações S.A. (Plural Care)	Healthcare	Director
	Companhia Brasileira de Planos Funerários S.A. (Grupo Zelo)	Services	Director
	TZ Participações S.A. (TerraZoo)	Retail	Director
Daniel Arthur Borghi	Crescera Investimentos Ltda.	Investments Holding Company	Partner and Officer
	Nelogica Sistemas de Software Ltda.	Technology	Director
Denise Pauli Pavarina	Hospital Care Caledonia S.A.	Healthcare	Director
	TCFD (FSB) Task Force on Climate-related Financial Disclosures	Non-profit	Vice Chair
	Solvi Essencia Ambiental S.A.	Waste Management and Recycling	Director
	Solvi Participações S.A.	Waste Management and Recycling	Director
	Banco Bradesco S.A.	Financial Services	Director
Rossana Isabel Sadir Prieto	Brazilian Corporate Governance Institute (IBGC)’s Strategy Committee	Non-profit	Director
	BMB Material de Construção S.A. (Obramax) Advisory Council	Advisory Services	Director
	Baumgart Participações S.A. Committee of Strategy, Innovation and Sustainability	Industrial Products	Director
	Sosyo Plus Bilgi Billsim Tekn. Dan. Hiz. Tic A.S (Insider)	Technology	Director
	Diamantino & Hofman Comércio e Representação Ltda. (Elettromec)	Retail	Director
	Ta-Ta S.A. (Grupo Ta-Ta)	Retail	Director
	Furnas Centrais Elétricas S.A.	Energy	Director
Flavio Dias Fonseca da Silva	Afya Ltd.	Education	Director
	Coppel S.A.	Retail	Director
	Facily Soluções e Tecnologia Ltda.	Technology	Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 720 days after our initial business combination, the founder shares will be released from the lockup.

●	The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. In addition, investment ideas generated within or presented to Crescera or our directors and executive officers may be suitable for both us and Crescera, a current or future Crescera fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Crescera, such fund, investment vehicle or portfolio company before being directed, if at all, to us.

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of April 14, 2023, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of April 14, 2023.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders:
CC Sponsor LLC(3)	—	—	6,633,333	98.9%	24.7%
Entities affiliated with Millennium Management LLC(4)	1,366,248	6.8%	—	—	5.0%
Highbridge Capital Management, LLC (5)	1,684,739	8.4%	—	—	6.3%
Entities affiliated with Taconic Capital Advisors L.P.(6)	1,312,500	6.5%	—	—	4.9%
Entities affiliated with Saba Capital Management, L.P.(7)	1,554,537	7.7%	—	—	5.8%
Entities affiliated with Sculptor Capital LP(8)	900,000	4.5%	—	—	3.4%
Entities affiliated Adage Capital Partners, L.P.(9)	1,500,000	7.5%	—	—	5.6%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(10)	1,500,000	7.5%	—	—	5.6%
Directors and Officers:
Felipe Samuel Argalji	—	—	—	—	—
Rafael Moreira Pereira	—	—	—	—	—
Jaime Cardoso Danvila	—	—	—	—	—
Daniel Arthur Borghi	—	—	—	—	—
Denise Pauli Pavarina	—	—	25,000	*	*
Rossana Isabel Sadir Prieto	—	—	25,000	*	*
Flavio Dias Fonseca da Silva	—	—	25,000	*	*
All officers and directors as a group (seven individuals)	—	—	75,000	1.1%	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is R. Aníbal de Mendonça, 27, 2nd floor, Rio de Janeiro, RJ 22410-050, Brazil.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares may be converted into Class A ordinary shares concurrently with or following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	CC Sponsor LLC, our sponsor, is the record holder of such shares and is controlled by a board of managers. There are three managers in CC Sponsor LLC’s board of managers: Jaime Cardoso Danvila, Daniel Arthur Borghi and Felipe Samuel Argalji. Each manager of CC Sponsor LLC has one vote, and the approval of two of the three members of the board of managers is required to approve an action of CC Sponsor LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the case with regard to CC Sponsor LLC. Based upon the foregoing analysis, no individual manager of CC Sponsor LLC exercises voting or dispositive control over any of the securities held by CC Sponsor LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	This information is based solely on the Schedule 13G filed with the SEC on January 25, 2023 on behalf of Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group”),and Mr. Israel A. Englander (“Mr. Englander”). The business address of each of Millennium Management, Millennium Group and Mr. Englander is 399 Park Avenue, New York, New York 10022.
(5)	This information is based solely on the Schedule 13G filed with the SEC on February 2, 2023 on behalf of Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”). The business address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	This information is based solely on the Schedule 13G filed with the SEC on February 10, 2023 on behalf of Taconic Capital Advisors L.P., a Delaware limited partnership (“Taconic Advisors LP”); Taconic Capital Advisors UK LLP, a United Kingdom limited liability partnership (“Taconic Advisors UK”); Taconic Associates LLC, a Delaware limited liability company (“Taconic Associates”); Taconic Capital Partners LLC, a Delaware limited liability company (“Taconic Capital”); Taconic Capital Performance Partners LLC, a Delaware limited liability company (“Taconic Partners”); and Mr. Frank P. Brosens (“Mr. Brosens”). The business address for each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017.
(7)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The business address of each of Saba Capital, Saba GP and Mr. Boaz R. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(8)	This information is based solely on the Schedule 13G filed with the SEC on February 14, 2023 on behalf of Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), Sculptor SC II LP (“NJGC”) and Sculptor Enhanced Master Fund, Ltd. (“SCEN”). Sculptor, a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Sculptor Accounts”). Sculptor-II, a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Sculptor Accounts. The Ordinary Shares reported in the referred to Schedule 13G are held in the Sculptor Accounts managed by Sculptor and Sculptor-II. SCHC, a Delaware corporation, serves as the general partner of Sculptor. SCHC-II, a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. SCU, a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC. Sculptor is the investment adviser to SCMF, a Cayman Islands company. NRMD is a Cayman Islands exempted limited partnership. SCCO is a Cayman Islands company. Sculptor is the investment adviser to SCCO. NJGC is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. SCEN is a Cayman Islands company. Sculptor is the investment adviser to SCEN. The business address of each of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCCO, NJGC and SCEN, is 9 West 57 Street, 39th Floor, New York, NY 10019.
(9)	This information is based solely on the Schedule 13G filed with the SEC on November 23, 2021 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A Ordinary Shares directly owned by it; Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A Ordinary Shares directly owned by ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP; and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP. The business address of each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(10)	This information is based solely on the Schedule 13G filed with the SEC on February 8, 2022 on behalf of Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) with respect to the Class A Ordinary Shares directly owned by it. The business address of Calamos is 2020 Calamos Court, Naperville, IL 60563.

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

Equity Compensation Plans

As of December 31, 2022 and 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

The Sponsor agreed to loan us up to $250,000 to be used for a portion of the expenses of our IPO. As of December 31, 2022, we had borrowed $149,008 under a promissory note with the Sponsor. The principal on the promissory note (as amended January 2023) is due on the closing of the initial business combination.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period: (i) for the year ended December 31, 2022 totaled $103,035; and (ii) from March 11, 2021 (inception) through December 31, 2021 including the services rendered in connection with our IPO, totaled $72,100.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” For the period from March 11, 2021 (inception) through December 31, 2022, Marcum LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from March 11, 2021 (inception) through December 31, 2022, Marcum LLP did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the period from March 11, 2021 (inception) through December 31, 2022, Marcum LLP did not render any of these other services.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 18, 2021, among the Company and UBS Securities LLC as representatives of the underwriter (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Warrant Agreement, dated November 18, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
10.1	Letter Agreement, dated November 18, 2021, among the Company and its officers and directors and CC Sponsor LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
10.2	Investment Management Trust Agreement, dated November 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
10.3	Registration Rights Agreement, dated November 18, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated November 18, 2021, between the Company and CC Sponsor LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2021).
10.5	Promissory Note Issued to Jaime Cardoso Danvila (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-255382) filed with the SEC on October 27, 2021).
10.6	Promissory Note Assignment Agreement between Jaime Cardoso Danvila and CC Sponsor LLC (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (333-255382) filed with the SEC on October 27, 2021).
10.7*	Promissory Note Agreement Amendment dated January 10, 2023 between the Company and CC Sponsor LLC.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2023.

CRESCERA CAPITAL ACQUISITION CORP.

By:	/s/ Felipe Samuel Argalji
	Name:	Felipe Samuel Argalji
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacity and on the dates indicated below.

Signature	Title	Date

/s/ Felipe Samuel Argalji	Chief Executive Officer	April 14, 2023
Felipe Samuel Argalji	(Principal Executive Officer)

/s/ Rafael Moreira Pereira	Chief Financial Officer	April 14, 2023
Rafael Moreira Pereira	(Principal Financial and Accounting Officer)

/s/ Jaime Cardoso Danvila	Director	April 14, 2023
Jaime Cardoso Danvila

/s/ Daniel Arthur Borghi	Director	April 14, 2023
Daniel Arthur Borghi

/s/ Denise Pauli Pavarina	Director	April 14, 2023
Denise Pauli Pavarina

/s/ Rossana Isabel Sadir Prieto	Director	April 14, 2023
Rossana Isabel Sadir Prieto

/s/ Flavio Dias Fonseca da Silva	Director	April 14, 2023
Flavio Dias Fonseca da Silva

CRESCERA CAPITAL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Crescera Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crescera Capital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, and its cash flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued, as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company’s business plan is dependent on the completion of a business combination and the Company currently has a mandatory liquidation date of May 23, 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA

April 14, 2023

CRESCERA CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$618,891	$961,893
Prepaid expenses	273,893	311,789
Total current assets	892,784	1,273,682
Marketable securities held in trust account	208,242,878	205,292,557
Other non-current assets	—	263,192
Total Assets	$209,135,662	$206,829,431

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,325	$19,583
Promissory note - related party	149,008	162,569
Accrued expenses	140,312	38,297
Total current liabilities	314,645	220,449
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	624,350	13,926,587
Total Liabilities	7,982,745	21,190,786

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,125,000 shares at redemption value of approximately $10.34 and $10.20 as of December 31, 2022 and December 31, 2021, respectively	208,142,878	205,275,000

Shareholders’ Deficit:

Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 20,125,000 shares subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of December 31, 2022 and 2021	671	671
Additional paid-in capital	—	—
Accumulated deficit	(6,990,632)	(19,637,026)
Total Shareholders’ Deficit	(6,989,961)	(19,636,355)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$209,135,662	$206,829,431

The accompanying notes are an integral part of these financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period from March 11, 2021 (inception) through December 31, 2021
Formation and operating costs	$738,581	$88,245
Loss from operations	(738,581)	(88,245)
Gain, dividends and interest on marketable securities (net), held in trust account	2,950,321	17,557
Change in fair value of derivative warrant liabilities	13,302,237	2,203,163
Transaction costs allocation to derivative warrant liabilities	—	(498,614)
Other income	295	6
Net income	$15,514,272	$1,633,867
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,125,000	2,660,593
Basic and diluted net income per share, Class A ordinary shares	$0.58	$0.19
Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	6,708,333	5,985,169
Basic and diluted net income per share, Class B ordinary shares	$0.58	$0.19

(1)	The period from March 11, 2021 (inception) through November 23, 2021, the date of the Company's initial public offering, excludes up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On November 23, 2021, the over-allotment option was exercised in full and the shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH
DECEMBER 31, 2021

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,708,333	671	24,329	—	25,000
Proceeds from the sale of Class A ordinary shares	20,125,000	201,250,000	—	—	—	—	—
Paid underwriters fees	—	(4,025,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(7,043,000)	—	—	—	—	—
Liabilities associated to equity instruments – Public Warrants	—	(8,009,750)	—	—	—	—	—
Other offering costs	—	(221,734)	—	—	—	—	—
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	2,030,012	—	2,030,012
Re-measurement of Class A ordinary shares to redemption value	—	23,325,234	—	—	(2,054,341)	(21,270,893)	(23,325,234)
Net loss	—	—	—	—	—	1,633,867	1,633,867
Balance as of December 31, 2021	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net income	—	—	—	—	—	15,514,272	15,514,272
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	2,867,878	—	—	—	(2,867,878)	(2,867,878)
Balance as of December 31, 2022	20,125,000	$208,142,878	6,708,333	$671	$—	$(6,990,632)	$(6,989,961)

(1)	Due to the Ordinary Shares Subject to Possible Redemption being accounted for as temporary equity on the Balance Sheets, the Class A amounts are not included in the Total Shareholders’ Deficit column, as those amounts reflect permanent equity items.

The accompanying notes are an integral part of these financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the period from March 11, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$15,514,272	$1,633,867
Adjustments to reconcile net income to net cash used in operating activities:
Gain, dividends and interest on marketable securities (net), held in trust account	(2,950,321)	(17,557)
Transaction costs allocated to derivative warrant liabilities	—	498,614
Change in fair value of derivative warrant liabilities	(13,302,237)	(2,203,163)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	23,804
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	301,088	(574,981)
Accounts payable	5,742	—
Accrued expenses	102,015	29,094
Net cash used in operating activities	(329,441)	(610,322)
Cash Flows from Investing Activities
Investment of cash into trust account	—	(205,275,000)
Net cash used in investing activities	—	(205,275,000)
Cash Flows from Financing Activities
Repayments of promissory note – related party	(13,561)	—
Proceeds from sale of Class A shares, gross	—	201,250,000
Proceeds from sale of Private Placement Warrants	—	10,150,000
Offering costs paid	—	(4,552,785)
Net cash (used in) provided by financing activities	(13,561)	206,847,215
Net Change in Cash	(343,002)	961,893
Cash - Beginning of period	961,893	—
Cash - End of period	$618,891	$961,893
Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$—	$181,949,766
Remeasurement of Class A ordinary shares subject to redemption value	$2,867,878	$23,325,234
Offering costs included in accounts payable		$19,583
Deferred offering costs included in accrued offering costs	$—	$9,203
Deferred offering costs paid through promissory note – related party	$—	$162,569
Issuance of Founder Shares to Officer in exchange for payment of legal and formation costs	$—	$1,196
Deferred underwriting fees payable	$—	$7,043,750
Initial measurement of public warrants and private placement warrants	$—	$16,129,750

The accompanying notes are an integral part of these financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

NOTES TO THE FINANCIAL STATEMENTS

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

The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

If the period of time is extended to consummate our initial Business Combination, the Company may need to obtain additional financing from our Sponsor in order to meet its obligations. The Company may, but is not obligated to, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination); provided that the Company's sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per unit sold in its offering, for an aggregate additional amount of $2,012,500 for such extension, in exchange for a non-interest bearing, unsecured promissory note to be repaid by us following the Company's business combination. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

War in Ukraine

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2022, the Company had $618,891 in cash held outside of the Trust Account and a working capital surplus of $578,139.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of December 31, 2022, there were no amounts outstanding under any working capital loans.

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

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, management has determined that the Company’s liquidation deadline raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Financial Statement Reclassification

Prior year amounts for general and administrative have been reclassified to formation and operating costs for consistency with the current year presentation and had no effect on the Company’s balance sheet, net loss, stockholders’ deficit or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $618,891 and $961,893, respectively.

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Marketable Securities in the Trust Account

As of December 31, 2022 and 2021, the Company had a total of $208,242,878 and $205,292,557 in the Trust Account held in cash and money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

The carrying amounts reflected in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,867,878 for the year ended December 31, 2022.

As of December 31, 2022, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants classified as equity	(8,009,750)
Issuance costs allocated to Class A ordinary shares	(11,290,484)
Plus:
Remeasurement of carrying value to redemption value	23,325,234
Class A ordinary shares subject to possible redemption as of December 31, 2021	205,275,000
Plus:
Remeasurement of carrying value to redemption value	2,867,878
Class A ordinary shares subject to possible redemption as of December 31, 2022	$208,142,878

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The remeasurement of Class A ordinary shares subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture are not considered in the calculation of diluted income per share until the forfeiture contingency has lapsed. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Private Placement Warrants to purchase an aggregate of 20,212,500 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the period from March 11, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$11,635,704	$3,878,568	$502,796	$1,131,071
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	6,708,333	2,660,593	5,985,169
Basic and diluted net income per share	$0.58	$0.58	$0.19	$0.19

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2022 or the closing of the initial Business Combination. In January 2023, the loan was amended retroactively to December 31, 2022 to become due only upon a Business Combination. As of December 31, 2022 and 2021, the Company had borrowed $149,008 and $162,569 under the promissory note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 7. WARRANTS

The Company accounted for the 20,212,500 Warrants issued in connection with the Initial Public Offering (the 10,062,500 of Public Warrants and the 10,150,000 of Private Placement Warrants) in accordance with the guidance contained in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

CRESCERA CAPITAL ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$208,242,878	$208,242,878	$—	$—
Liabilities
Warrant liability – Public Warrants	$302,881	$302,881	$—	$—
Warrant liability – Private Placement Warrants	$321,469	$—	$—	$321,469
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$205,292,557	$205,292,557	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,912,937	$—	$—	$6,912,937
Warrant liability – Private Placement Warrants	$7,013,650	$—	$—	$7,013,650

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRECW. The quoted price of the Public Warrants was approximately $0.03 per warrant as of December 31, 2022.

The estimated fair value of the Private Placement Warrants, and the Public Warrants was initially determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Private Placement Warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. During the current reporting period with respect to the expected life assumption, the Company revised its methodology in estimating the term which has been accounted for on a prospective basis as a change in accounting estimate. As of December 31, 2022, the expected life of the warrants was estimated utilizing a probability-weighted approach based on the expected outcomes of both a successful and unsuccessful business combination. Prior to the change in estimate, the expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

	As of December 31, 2022	As of December 31, 2021
Exercise Price	11.50	11.50
Underlying share price	$10.22	$9.69
Volatility	5.3%	12.3%
Weighted Term to Business Combination (years)	1.07	6.25
Risk-free rate	4.71%	1.37%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of December 31, 2022:

Fair value at March 11, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants - Level 3 measurements	16,129,750
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,203,163)
Fair value as of December 31, 2021	13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,938)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(6,692,181)
Fair value as of December 31, 2022	$321,469

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the change in the due date for the Promissory Note - Related Party in Note 5.