Form 10-Q
period 2023-03-31
Crescera Capital Acquisition Corp.
filed 2023-05-15
CIK 1851230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission file number 001-41081

CRESCERA CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rua Aníbal de Mendonça, 27, 2nd floor, Rio de Janeiro, RJ, Brazil	22410-050
(Address of principal executive offices)	(Zip Code)

+55 (21) 3687-1500

Registrant’s Telephone Number, Including Area Code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2023, there were 20,125,000 Class A ordinary shares, par value $0.0001 per share and 6,708,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

i

Part 1 – Financial Information

Item 1. Condensed Financial Statements

Crescera Capital Acquisition Corp.
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$307,602	$618,891
Prepaid expenses	247,773	273,893
Total current assets	555,375	892,784
Marketable securities held in trust account	210,559,509	208,242,878
Total Assets	$211,114,884	$209,135,662

Liabilities, Ordinary Shares Subject To Possible Redemption And Shareholders’ Deficit
Current liabilities:
Accounts payable	$—	$25,325
Promissory note - related party	149,008	149,008
Accrued expenses	71,743	140,312
Total current liabilities	220,751	314,645
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	1,973,047	624,350
Total Liabilities	9,237,548	7,982,745

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,125,000 shares at redemption value of approximately $10.46 and $10.34 as of March 31, 2023 and December 31, 2022, respectively	210,459,509	208,142,878

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 20,125,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of March 31, 2023 and December 31, 2022	671	671
Additional paid-in capital	—	—
Accumulated deficit	(8,582,844)	(6,990,632)
Total Shareholders’ Deficit	(8,582,173)	(6,989,961)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$211,114,884	$209,135,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements Of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Formation and operating costs	$243,645	$221,481
Loss from operations	(243,645)	(221,481)
Gain, dividends and interest on marketable securities (net), held in trust account	2,316,631	66,245
Change in fair value of derivative warrant liabilities	(1,348,697)	7,044,187
Other income	130	23
Net income	$724,419	$6,888,974

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,125,000	20,125,000
Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.26
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,708,333	6,708,333
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements Of Changes In Ordinary Shares Subject To Possible Redemption
And Shareholders’ Deficit
For The Three Months Ended March 31, 2023 And 2022
(Unaudited)

	Ordinary Shares Subject to Possible Redemption(1) Class A			Ordinary Shares Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2022	20,125,000	$208,142,878	6,708,333	$671	$—	$(6,990,632)	$(6,989,961)
Net income	—	—	—	—	—	724,419	724,419
Remeasurement of Class A ordinary shares subject to redemption value	—	2,316,631	—	—	—	(2,316,631)	(2,316,631)
Balance as of March 31, 2023	20,125,000	$210,459,509	6,708,333	$671	$—	(8,582,844)	(8,582,173)

	Ordinary Shares Subject to Possible Redemption(1) Class A			Ordinary Shares Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2021	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net loss	—	—	—	—	—	6,888,974	6,888,974
Balance as of March 31, 2022	20,125,000	205,275,000	6,708,333	671	—	(12,748,052)	$(12,747,381)

(1)	Due to the Ordinary Shares Subject to Possible Redemption being accounted for as temporary equity on the Balance Sheets, the Class A amounts are not included in the Total Shareholders’ Deficit columns, as those amounts reflect permanent equity items.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities:
Net income	$724,419	$6,888,974
Adjustments to reconcile net income to net cash used in operating activities:
Gain, dividends and interest on marketable securities (net), held in trust account	(2,316,631)	(66,245)
Change in fair value of derivative warrant liabilities	1,348,697	(7,044,187)
Changes in operating assets and liabilities:
Prepaid expenses	26,120	33,203
Accounts payable	(25,325)	13,737
Accrued expenses	(68,569)	68,941
Net cash used in operating activities	(311,289)	(105,577)

Net Change in Cash	(311,289)	(105,577)

Cash - Beginning of period	618,891	961,893
Cash - End of period	$307,602	$856,316

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption value	$2,316,631	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

As of March 31, 2023, the Company had not commenced any operations. All activity from inception through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or May 23, 2023 (or within 24 months from the closing of the Initial Public Offering, or November 23, 2023, if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. See Note 10 for further details pertaining to extension period. The representative of the underwriters agreed to waive its rights to the deferred underwriting commission held in the trust account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2023, the Company had $307,602 in cash held outside of the Trust Account and a working capital surplus of $334,624.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

The Company will have until May 23, 2023 to complete a Business Combination, which period can be extended to November 23, 2023 if the Company extends the period of time to consummate its initial Business Combination in accordance with the terms described in the prospectus. If a Business Combination is not consummated by May 23, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company. See Note 10 for further details pertaining to extension period.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations, management has determined that both the Company’s liquidity and liquidation deadline raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $307,602 and $618,891, respectively.

Marketable Securities in the Trust Account

As of March 31, 2023 and December 31, 2022, the Company had a total of $210,559,509 and $208,242,878 in the Trust Account held in cash and money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,316,631 for the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Class A ordinary shares subject to possible redemption as of December 31, 2022	$208,142,878
Plus:
Additional remeasurement of carrying value to redemption value as of March 31, 2023	2,316,631
Class A ordinary shares subject to possible redemption as of March 31, 2023	$210,459,509

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The remeasurement of Class A ordinary shares subject to redemption to redemption value is excluded from the earnings per share as the redemption value approximates fair value. Class B ordinary shares subject to forfeiture are not considered in the calculation of diluted income per share until the forfeiture contingency has lapsed. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Private Placement Warrants to purchase an aggregate of 20,212,500 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$543,314	$181,105	$5,166,731	$1,722,243
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	6,708,333	20,125,000	6,708,333
Basic and diluted net income per share	$0.03	$0.03	$0.26	$0.26

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2023. Currently, the Company is not expecting the IRA to have an adverse impact to our financial statements.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2022 or the closing of the initial Business Combination. In January 2023, the loan was amended retroactively to December 31, 2022 to become due only upon a Business Combination. As of March 31, 2023 and December 31, 2022, the Company had borrowed $149,008 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Note 8. Shareholders’ Equity (Deficit)

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

Note 9. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$210,559,509	$210,559,509	$—	$—
Liabilities
Warrant liability – Public Warrants	$971,031	$971,031	$—	$—
Warrant liability – Private Placement Warrants	$1,002,016	$—	$—	$1,002,016
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$208,242,878	$208,242,878	$—	$—
Liabilities
Warrant liability – Public Warrants	$302,881	$302,881	$—	$—
Warrant liability – Private Placement Warrants	$321,469	$—	$—	$321,469

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRECW. The quoted price of the Public Warrants was approximately $0.03 per warrant as of March 31, 2023.

The estimated fair value of the Private Placement Warrants, and the Public Warrants was initially determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Private Placement Warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was estimated utilizing a probability weighted approach based on the expected outcomes of both a successful and unsuccessful business combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

	As of March 31, 2023	As of December 31, 2022
Exercise Price	11.50	11.50
Underlying share price	$10.46	$10.22
Volatility	6.4%	5.3%
Weighted Term to Business Combination (years)	1.04	1.07
Risk-free rate	4.61%	4.71%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2023:

Fair value as of December 31, 2021	$13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,938)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(6,692,181)
Fair value as of March 31, 2022	321,469
Change in fair value of derivative warrant liabilities with Level 3 inputs	1,561,568
Fair value as of June 30, 2022	1,883,037
Change in fair value of derivative warrant liabilities with Level 3 inputs	(964,034)
Fair value as of September 30, 2022	919,003
Change in fair value of derivative warrant liabilities with Level 3 inputs	(597,534)
Fair value as of December 31, 2022	321,469
Change in fair value of derivative warrant liabilities with Level 3 inputs	680,547
Fair value as of March 31, 2023	$1,002,016

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

On April 19, 2023, the Company filed a definitive proxy statement (the “Definitive Proxy Statement”) and a related current report on Form 8-K dated April 20, 2023 for the solicitation of proxies in connection with a special meeting of the Company’s stockholders to be held on May 16, 2023 (the “Shareholder Meeting”) to consider and vote on, among other proposals, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”) to extend the date by which the Company must consummate a business combination (the “Extension Amendment”) from May 23, 2023 (the date which is 18 months from the closing date of the Company’s initial public offering of shares of Class A shares (the “Original Termination Date”) to November 23, 2023 (the date which is 24 months from the closing date of the Company’s IPO (the “Articles Extension Date”), or such earlier date as determined by the board of directors, and to allow the board of directors, without another shareholder vote, to extend the period of time to consummate the initial business combination for an additional 6 months after the Articles Extension Date on the same terms as the Original Extension Right (as defined in the Definitive Proxy Statement) as contemplated by our IPO prospectus and in accordance with the Articles, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 23, 2024 (the date which is 30 months from the closing date of the Company’s IPO) (the “Additional Articles Extension Date”), or a total of twelve months after the Original Termination Date.

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

If we have not completed our initial business combination within 24 months (if we extend the period of time to consummate our initial business combination in accordance with the terms described in this prospectus) from the closing of the IPO, or November 23, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. A special meeting of the Company’s stockholders is to be held on May 16, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination from May 23, 2023 (the date which is 18 months from the closing date of the Company’s initial public offering of shares of Class A shares up to May 23, 2024).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 were organizational activities, those necessary to prepare for our search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a Business Combination..

For the three months ended March 31, 2023, we had net income of $724,419, which resulted from gain on marketable securities, along with interest and dividends of $2,316,631, and other income of $130, partially offset by formation and operating costs of $243,645 and a loss on the change in fair value of derivative warrant liabilities of $1,348,697.

For the three months ended March 31, 2022, we had net income of $6,888,974, which consists of gain on the change in fair value of derivative warrant liabilities of $7,044,187, unrealized gain on marketable securities, along with interest and dividends, held in the Trust Account of $66,245, and other income of $23, partially offset by formation and operating costs of $221,481.

Liquidity, Going Concern and Capital Resources

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

For the three months ended March 31, 2023, net cash used in operating activities was $311,289, which was due to gain on marketable securities (net) held in Trust Account of $2,316,631 and changes in working capital of $67,774, partially offset by net income of $724,419 and a change in fair value of derivative warrant liabilities of $1,348,697.

For the three months ended March 31, 2022, cash used in operating activities was $105,577, which was the result of a gain on fair value of derivative warrant liabilities of $7,044,187, unrealized gain on marketable securities, along with interest and dividends earned, held in the Trust Account of $66,245, partially offset by net income of $6,888,974 and changes in working capital of $115,881.

As of March 31, 2023, we had cash and marketable securities, along with interest and dividends earned, held in the Trust Account of $210,559,509 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay dissolution costs. Through March 31, 2023, we did not withdraw any interest earned on the Trust Account to pay dissolution costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes.To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $307,602 and $618,891, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of March 31, 2023, we had a working capital surplus of $334,624.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,100,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the trust account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,316,631 for the three months ended March 31, 2023.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2023.

CRESCERA CAPITAL ACQUISITION CORP.

By:	/s/ Felipe Samuel Argalji
	Name:	Felipe Samuel Argalji
	Title:	Chief Executive Officer