Form 10-Q
period 2023-06-30
Crescera Capital Acquisition Corp.
filed 2023-08-14
CIK 1851230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number 001-41081

Crescera Capital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rua Aníbal de Mendonça, 27, 2nd floor, Rio de Janeiro, RJ, Brazil	22410-050
(Address of principal executive offices)	Zip Code

+55 (21) 3687-1500
Registrant’s Telephone Number, Including Area Code

Not applicable
(Former name or former address if changed since last report)

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	CREEF	(1)

Redeemable warrants, each one whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CRWWF	(1)

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CREUF	(1)

(1)	On June 30, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on July 11, 2023 due to the Company’s non-compliance with certain Nasdaq Listing Rules. As a result, the Company’s securities trade on the OTC Market.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2023, there were 151,426 Class A ordinary shares, par value $0.0001 per share and 6,708,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crescera Capital Acquisition Corp.

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$120,129	$618,891
Prepaid expenses	153,188	273,893
Total current assets	273,317	892,784
Marketable securities held in trust account	1,946,419	208,242,878
Total Assets	$2,219,736	$209,135,662

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$27,324	$25,325
Promissory note - related party	147,026	149,008
Accrued expenses	116,862	140,312
Total current liabilities	291,212	314,645
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	980,306	624,350
Total Liabilities	8,315,268	7,982,745

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 151,426 and 20,125,000 shares at redemption value of approximately $12.19 and $10.34 as of June 30, 2023 and December 31, 2022, respectively	1,846,419	208,142,878

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 151,426 and 20,125,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of June 30, 2023 and December 31, 2022	671	671
Additional paid-in capital	—	—
Accumulated deficit	(7,942,622)	(6,990,632)
Total Shareholders’ Deficit	(7,941,951)	(6,989,961)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$2,219,736	$209,135,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Formation and operating costs	$352,593	$140,589	$596,238	$362,070
Loss from operations	(352,593)	(140,589)	(596,238)	(362,070)
Gain, dividends and interest on marketable securities (net), held in trust account	1,368,534	149,836	3,685,165	216,081
Change in fair value of derivative warrant liabilities	992,741	3,137,800	(355,956)	10,181,987
Other income	74	21	204	44
Net income	$2,008,756	$3,147,068	$2,733,175	$10,036,042

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	10,686,938	20,125,000	15,379,897	20,125,000
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.12	$0.12	$0.37
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,708,333	6,708,333	6,708,333	6,708,333
Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.12	$0.12	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	20,125,000	$208,142,878	6,708,333	$671	$—	$(6,990,632)	$(6,989,961)
Net income	—	—	—	—	—	724,419	724,419
Remeasurement of Class A ordinary shares subject to redemption value	—	2,316,631	—	—	—	(2,316,631)	(2,316,631)
Balance as of March 31, 2023	20,125,000	$210,459,509	6,708,333	$671	$—	(8,582,844)	(8,582,173)
Net income	—	—	—	—	—	2,008,756	2,008,756
Redemptions	(19,973,574)	(209,981,624)	—	—	—	—	—
Remeasurement of Class A ordinary shares subject to redemption value	—	1,368,534	—	—	—	(1,368,534)	(1,368,534)
Balance as of June 30, 2023	151,426	$1,846,419	6,708,333	$671	$—	$(7,942,622)	$(7,941,951)

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net income	—	—	—	—	—	6,888,974	6,888,974
Balance as of March 31, 2022	20,125,000	205,275,000	6,708,333	671	—	(12,748,052)	$(12,747,381)
Net income	—	—	—	—	—	3,147,068	3,147,068
Remeasurement of Class A ordinary shares subject to redemption value	—	116,081	—	—	—	(116,081)	(116,081)
Balance as of June 30, 2022	20,125,000	$205,391,081	6,708,333	$671	$—	$(9,717,065)	$(9,716,394)

(1)	Due to the Ordinary Shares Subject to Possible Redemption being accounted for as temporary equity on the Balance Sheets, the Class A amounts are not included in the Total Shareholders’ Deficit columns, as those amounts reflect permanent equity items.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Cash Flows from Operating Activities:
Net income	$2,733,175	$10,036,042
Adjustments to reconcile net income to net cash used in operating activities:
Gain, dividends and interest on marketable securities (net), held in trust account	(3,685,165)	(216,081)
Change in fair value of derivative warrant liabilities	355,956	(10,181,987)
Changes in operating assets and liabilities:
Prepaid expenses	120,705	126,025
Due from Sponsor	—	(2,958)
Accounts payable	1,999	24,310
Accrued expenses	(23,450)	11,085
Net cash used in operating activities	(496,780)	(203,564)

Cash Flows from Investing Activities
Cash withdrawn from trust account for payment to redeeming stockholders	209,981,624	—
Net cash provided by investing activities	209,981,624	—

Cash Flows from Financing Activities
Repayments of promissory note – related party	(1,982)	—
Redemption of Class A ordinary shares	(209,981,624)	—
Net cash used in financing activities	(209,983,606)	—

Net Change in Cash	(498,762)	(203,564)
Cash - Beginning of period	618,891	961,893
Cash - End of period	$120,129	$758,329

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption value	$3,685,165	$116,081

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

On June 13, 2023, the Company received written notification from the Nasdaq Stock Market, LLC (the “Exchange”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”).

On June 30, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on July 11, 2023 due to the Company’s non-compliance with certain Nasdaq Listing Rules. On July 25, Nasdaq announced that the Company's securities would be delisted from the Nasdaq Global Market. As a result, the Company’s securities trade on the OTC Market.

As of June 30, 2023, the Company had not commenced any operations. All activity from inception through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

Notes To The Unaudited Condensed Financial Statements

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which public shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if a majority of the outstanding shares voted are voted in favor of the Business Combination., if the Company seeks shareholder approval.

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

The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

Notes To The Unaudited Condensed Financial Statements

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. See Note 10 for further details pertaining to extension period. The representative of the underwriters agreed to waive its rights to the deferred underwriting commission held in the trust account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

At the Extraordinary General Meeting held on May 16, 2023, the Company’s shareholders approved the Articles Amendment to amend the Articles to extend the date from May 23, 2023 (the date which is 18 months from the closing date of the Company’s IPO of Class A ordinary shares) to November 23, 2023 (the date which is 24 months from the closing date of the Company’s IPO), or such earlier date as determined by the Board, and to allow the Board, without another shareholder vote, to extend the period of time to consummate the initial business combination for an additional 6 months after the Articles Extension Date on the same terms as the original extension right as contemplated by our IPO prospectus and in accordance with the Articles, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 23, 2024 (the date which is 30 months from the closing date of the Company’s IPO), or a total of twelve months after May 23, 2023.

As a result of the Extraordinary General Meeting, the Company’s stockholders redeemed 19,973,574 shares. As a result, $209,981,624 ($10.51 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company has 151,426 Class A ordinary shares, subject to redemption outstanding.

Notes To The Unaudited Condensed Financial Statements

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023, the Company had $120,129 in cash held outside of the Trust Account and a working capital deficit of $17,895.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

The Company will have until November 23, 2023 to complete a Business Combination. If a Business Combination is not consummated by November 23, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Notes To The Unaudited Condensed Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $120,129 and $618,891, respectively.

Notes To The Unaudited Condensed Financial Statements

Marketable Securities in the Trust Account

As of June 30, 2023 and December 31, 2022, the Company had a total of $1,946,419 and $208,242,878 in the Trust Account held in cash and money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

Notes To The Unaudited Condensed Financial Statements

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,125,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity. Accordingly, as of June 30, 2023 and December 31, 2022, 151,426 and 20,125,000, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,685,165 for the six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption

Class A ordinary shares subject to possible redemption as of December 31, 2022	$208,142,878
Plus:
Initial pre-extension redemption	(209,981,624)
Additional remeasurement of carrying value to redemption value as of June 30, 2023	3,685,165
Class A ordinary shares subject to possible redemption as of June 30, 2023	$1,846,419

Notes To The Unaudited Condensed Financial Statements

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,234,097	$774,659	$2,360,301	$786,767
Denominator:
Basic and diluted weighted average shares outstanding	10,686,938	6,708,333	20,125,000	6,708,333
Basic and diluted net income per share	$0.12	$0.12	$0.12	$0.12

	For the Six Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,903,093	$830,082	$7,527,032	$2,509,010
Denominator:
Basic and diluted weighted average shares outstanding	15,379,897	6,708,333	20,125,000	6,708,333
Basic and diluted net income per share	$0.12	$0.12	$0.37	$0.37

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Notes To The Unaudited Condensed Financial Statements

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for the Company beginning in fiscal 2023. Currently, the Company is not expecting the IRA to have an adverse impact to our financial statements.

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

Notes To The Unaudited Condensed Financial Statements

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

At the Extraordinary General Meeting held on May 16, 2023, the Company’s shareholders approved the Articles Amendment to amend the Articles to provide that the Class B Ordinary Shares may be converted either at the time of the consummation of the Company’s initial Business Combination or at any earlier date at the option of the holders of the Class B Ordinary Shares (where the holders of the Class B Ordinary Shares have waived any right to receive funds from the Trust Fund). Prior to the consummation of a Business Combination or the date on which all Class B Ordinary Shares have been converted into Class A Ordinary Shares, holders of Class A Ordinary Shares shall have no right to vote on the appointment or removal of any Director.

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2022 or the closing of the initial Business Combination. In January 2023, the loan was amended retroactively to December 31, 2022 to become due only upon a Business Combination. As of June 30, 2023 and December 31, 2022, the Company had borrowed $147,026 and $149,008, respectively under the promissory note.

Notes To The Unaudited Condensed Financial Statements

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Notes To The Unaudited Condensed Financial Statements

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

Notes To The Unaudited Condensed Financial Statements

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

Notes To The Unaudited Condensed Financial Statements

Note 8. Shareholders’ Equity (Deficit)

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 151,426 and 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

Note 9. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$1,946,419	$1,946,419	$—	$—
Liabilities
Warrant liability – Public Warrants	$488,031	$488,031	$—	$—
Warrant liability – Private Placement Warrants	$492,275	$—	$—	$492,275
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$208,242,878	$208,242,878	$—	$—
Liabilities
Warrant liability – Public Warrants	$302,881	$302,881	$—	$—
Warrant liability – Private Placement Warrants	$321,469	$—	$—	$321,469

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRECW. The quoted price of the Public Warrants was approximately $0.03 per warrant as of June 30, 2023. The Public Warrants currently trade under the ticker CRWWF on the OTC Market.

Notes To The Unaudited Condensed Financial Statements

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

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
Exercise Price	11.50	11.50
Underlying share price	$11.46	$10.22
Volatility	—%	5.3%
Weighted Average Term to Business Combination (years)	0.87	1.07
Risk-free rate	4.06%	4.71%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2023:

Fair value as of December 31, 2021	$13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,938)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(6,692,181)
Fair value as of March 31, 2022	321,469
Change in fair value of derivative warrant liabilities with Level 3 inputs	1,561,568
Fair value as of June 30, 2022	1,883,037
Change in fair value of derivative warrant liabilities with Level 3 inputs	(964,034)
Fair value as of September 30, 2022	919,003
Change in fair value of derivative warrant liabilities with Level 3 inputs	(597,534)
Fair value as of December 31, 2022	321,469
Change in fair value of derivative warrant liabilities with Level 3 inputs	680,547
Fair value as of March 31, 2023	$1,002,016
Change in fair value of derivative warrant liabilities with Level 3 inputs	(509,741)
Fair value as of June 30, 2023	$492,275

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

If we have not completed our initial business combination within 24 months (if we extend the period of time to consummate our initial business combination in accordance with the terms described in this prospectus) from the closing of the IPO (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

At the Extraordinary General Meeting held on May 16, 2023, the Company’s shareholders approved the Articles Amendment to amend the Articles to extend the date from May 23, 2023 (the date which is 18 months from the closing date of the Company’s IPO of Class A ordinary shares) to November 23, 2023 (the date which is 24 months from the closing date of the Company’s IPO), or such earlier date as determined by the Board, and to allow the Board, without another shareholder vote, to extend the period of time to consummate the initial business combination for an additional 6 months after the Articles Extension Date on the same terms as the original extension right as contemplated by our IPO prospectus and in accordance with the Articles, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 23, 2024 (the date which is 30 months from the closing date of the Company’s IPO), or a total of twelve months after May 23, 2023.

As a result of the Extraordinary General Meeting, the Company’s stockholders redeemed 19,973,574 shares. As a result, $209,981,624 ($10.51 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company has 151,426 Class A ordinary shares, subject to redemption outstanding.

On June 13, 2023, the Company received written notification from the Nasdaq Stock Market, LLC (the “Exchange”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”).

On June 30, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on July 11, 2023 due to the Company’s non-compliance with certain Nasdaq Listing Rules. As a result, the Company’s securities trade on the OTC Market.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2023 were organizational activities, those necessary to prepare for our search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a Business Combination..

For the three months ended June 30, 2023, we had net income of $2,008,756, which resulted from gain on marketable securities, along with interest and dividends of $1,368,534, a gain on the change in fair value of derivative warrant liabilities of $992,741, and other income of $74, partially offset by formation and operating costs of $352,593.

For the three months ended June 30, 2022, we had net income of $3,147,068, which consists of a gain on the change in fair value of derivative warrant liabilities of $3,137,800, unrealized gain on marketable securities, along with interest and dividends, held in the Trust Account of $149,836, and other income of $21, partially offset by formation and operating costs of $140,589.

For the six months ended June 30, 2023, we had net income of $2,733,175, which resulted from gain on marketable securities, along with interest and dividends of $3,685,165, and other income of $204, partially offset by formation and operating costs of $596,238 and a loss in the change in fair value of derivative warrant liabilities of $355,956.

For the six months ended June 30, 2022, we had net income of $10,036,042, which consists of a gain on the change in fair value of derivative warrant liabilities of $10,181,987, unrealized gain on marketable securities, along with interest and dividends, held in the Trust Account of $216,081, and other income of $44, partially offset by formation and operating costs of $362,070.

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

For the six months ended June 30, 2023, net cash used in operating activities was $496,780, which was due to gain on marketable securities (net) held in Trust Account of $3,685,165, partially offset by changes in working capital of $99,254, net income of $2,733,175 and a change in fair value of derivative warrant liabilities of $355,956.

For the six months ended June 30, 2022, cash used in operating activities was $203,564, which was the result of a gain on fair value of derivative warrant liabilities of $10,181,987, unrealized gain on marketable securities, along with interest and dividends earned, held in the Trust Account of $216,081, partially offset by net income of $10,036,042 and changes in working capital of $158,462.

For the six months ended June 30, 2023, net cash provided by investing activities was $209,981,624, which was due to cash being withdrawn from trust account for payment to redeeming stockholders. There were no cash flows from investing activities for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash used in financing activities was $209,983,606, which was due to the redemption of Class A ordinary shares. There were no cash flows from financing activities for the six months ended June 30, 2022.

As of June 30, 2023, we had cash and marketable securities, along with interest and dividends earned, held in the Trust Account of $1,946,419 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay dissolution costs. Through June 30, 2023, we did not withdraw any interest earned on the Trust Account to pay dissolution costs.

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

As of June 30, 2023 and December 31, 2022, we had cash of $120,129 and $618,891, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of June 30, 2023, we had a working capital deficit of $17,895.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,100,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants, Class A ordinary shares underlying the private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the trust account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,685,165 for the six months ended June 30, 2023.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

A future potential business combination may be subject to U.S. foreign investment regulations, including regulations relating to the Committee on Foreign Investment in the United States, which may, among other things, impose conditions on, delay or prevent the consummation of such future potential business combination, if any.

We are currently not aware of any material regulatory approvals, clearances or actions that would be required for completion of a future potential business combination. However, if any such approvals, clearances or actions were required, there can be no assurance that any such approval or clearance would be obtained, or any such action taken, within the required time period. This includes any potential review of a future business combination, if any, by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”) on account of certain restrictions on the acquisition of, or an investment in, a U.S. business by non-U.S. investors. If a potential business combination falls within CFIUS’s jurisdiction to review the transaction in order to determine the effect of such transactions on the national security of the U.S., we may be required to make a mandatory filing or we may determine to submit a voluntary notice to CFIUS, or we may determine to proceed with such potential business combination without notifying CFIUS and risk CFIUS intervention, before or after closing such potential business combination. CFIUS can contact parties to transactions within its jurisdiction that did not notify CFIUS and request that the parties submit a CFIUS notice and can self-initiate national security reviews. If a potential business combination falls within the scope of foreign ownership restrictions, CFIUS may impose conditions or limitations on such potential business combination or we may be prevented from, or be unable to, consummate such potential business combination, if any.

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, (i) whether the investor/acquiror of the U.S. business is a “foreign person” or “foreign entity,” (ii) the nature and structure of the transaction, (iii) the level of beneficial ownership interest, and (iv) the nature of any information or governance rights involved. Some transactions within the jurisdiction of CFIUS trigger a mandatory CFIUS filing requirement. Otherwise, notifying CFIUS of a transaction within its jurisdiction is voluntary. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are always subject to CFIUS jurisdiction. The Foreign Investment Risk Review Modernization Act of 2018, which was fully implemented through regulations that became effective in 2020, significantly expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

Our Sponsor is controlled by, and have substantial ties with, non-U.S. persons. Our Sponsor is a limited liability company formed and registered under the laws of the Cayman Islands and is controlled by a board of managers, who are non-U.S. persons. For further information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our annual report on Form 10-K. While we and our Sponsor, are controlled by, and have substantial ties with non-U.S. persons, we believe that it is unlikely that any of the facts or relationships with respect to a potential future business combination that we may pursue, would subject such potential business combination to regulatory review by a U.S. government entity or authority, including review by CFIUS. Nor do we believe that a potential future business combination would ultimately be prohibited if such review was conceivable.

However, there can be no assurances that CFIUS or another U.S. governmental agency will not take a different view of a potential business combination or will not choose to review such potential business combination, if any. If a potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with such potential business combination without notifying CFIUS and risk CFIUS intervention, before or after the consummation of such potential business combination. In addition, for so long as the Sponsor retains a material ownership interest in the Company, the Company may be deemed a “foreign person” under the regulations relating to CFIUS and any potential initial business combination with a U.S. business or foreign business with U.S. subsidiaries that the Company may wish to pursue may be subject to CFIUS review. In connection with a potential business combination, CFIUS could, among other things, (i) decide to block or delay such potential business combination, (ii) impose conditions, limitations or restrictions with respect to such potential business combination (including, but not limited to, limits on information sharing with investors, requiring a voting trust, governance modifications, or forced divestiture, among other things), or (iii) request the President of the United States to order the Company to divest all or a portion of any U.S. target business of such potential business combination that the Company acquired without first obtaining CFIUS clearance. In addition, CFIUS may impose penalties if CFIUS believes that the mandatory notification requirement applied to such potential business combination. The risk of review by CFIUS may force our management to limit the pool of potential target companies to companies that our management believes are not subject to CFIUS’s jurisdiction, in which case the Company’s ability to find a target may be limited. In this regard please also see “Risk Factors—Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination—Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.”

The process of government review, whether by CFIUS or otherwise, could be lengthy. If we are unable to consummate a potential business combination within 30 months from the Company’s initial public offering (i.e., May 23, 2024) as extended in accordance with the terms described in our amended and restated memorandum and articles of association, as amended), we would, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law. In such event, the Company’s shareholders would miss the opportunity to benefit from an investment in any other target company in an initial business combination and the appreciation in value of such investments. Additionally, the Company’s warrants would expire worthless.

In addition, CFIUS could choose to review past or proposed transactions involving new or existing foreign investors in the Company or in the Sponsor, even if a filing with CFIUS is or was not required at the time of the potential business combination. Any review and clearance of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and, in the event that CFIUS reviews a potential business combination or one or more proposed or existing investments by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to such potential business combination or such investors.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2023.

Crescera Capital Acquisition Corp.

By:	/s/ Felipe Samuel Argalji
	Name:	Felipe Samuel Argalji
	Title:	Chief Executive Officer