Form 10-Q
period 2023-09-30
Crescera Capital Acquisition Corp.
filed 2023-11-08
CIK 1851230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
(Former name, former address and former fi scal year, if changed since last report)

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

As of November 8, 2023, there were 151,426 Class A ordinary shares, par value $0.0001 per share and 6,708,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Crescera Capital Acquisition Corp.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$52,704	$618,891
Prepaid expenses	58,603	273,893
Total current assets	111,307	892,784
Marketable securities held in trust account	1,971,740	208,242,878
Total Assets	$2,083,047	$209,135,662

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$153,734	$25,325
Promissory note - related party	147,026	149,008
Accrued expenses	14,816	140,312
Total current liabilities	315,576	314,645
Deferred underwriting fee payable	7,043,750	7,043,750
Derivative warrant liabilities	84,892	624,350
Total Liabilities	7,444,218	7,982,745

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 151,426 and 20,125,000 shares at redemption value of approximately $12.36 and $10.34 as of September 30, 2023 and December 31, 2022, respectively	1,871,740	208,142,878

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 151,426 and 20,125,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of September 30, 2023 and December 31, 2022	671	671
Additional paid-in capital	—	—
Accumulated deficit	(7,233,582)	(6,990,632)
Total Shareholders’ Deficit	(7,232,911)	(6,989,961)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$2,083,047	$209,135,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Formation and operating costs	$186,387	$145,794	$782,625	$507,864
Loss from operations	(186,387)	(145,794)	(782,625)	(507,864)
Gain, dividends and interest on marketable securities (net), held in trust account	25,321	1,031,071	3,710,486	1,247,152
Change in fair value of derivative warrant liabilities	895,414	1,919,757	539,458	12,101,744
Other income	13	89	217	133
Net income	$734,361	$2,805,123	$3,467,536	$12,841,165

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	151,426	20,125,000	10,247,958	20,125,000
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.10	$0.20	$0.48
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,708,333	6,708,333	6,708,333	6,708,333
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.10	$0.20	$0.48

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

For the Three and Nine Months ended September 30, 2023 and 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	20,125,000	$208,142,878	6,708,333	$671	$—	$(6,990,632)	$(6,989,961)
Net income	—	—	—	—	—	724,419	724,419
Remeasurement of Class A ordinary shares subject to redemption value	—	2,316,631	—	—	—	(2,316,631)	(2,316,631)
Balance as of March 31, 2023	20,125,000	$210,459,509	6,708,333	$671	$—	$(8,582,844)	$(8,582,173)
Net income	—	—	—	—	—	2,008,756	2,008,756
Redemptions	(19,973,574)	(209,981,624)	—	—	—	—	—
Remeasurement of Class A ordinary shares subject to redemption value	—	1,368,534	—	—	—	(1,368,534)	(1,368,534)
Balance as of June 30, 2023	151,426	$1,846,419	6,708,333	$671	$—	$(7,942,622)	$(7,941,951)
Net income	—	—	—	—	—	734,361	734,361
Remeasurement of Class A ordinary shares subject to redemption value	—	25,321	—	—	—	(25,321)	(25,321)
Balance as of September 30, 2023	151,426	$1,871,740	6,708,333	$671	$—	$(7,233,582)	$(7,232,911)

	Ordinary Shares Subject to Possible Redemption(1)		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,125,000	$205,275,000	6,708,333	$671	$—	$(19,637,026)	$(19,636,355)
Net income	—	—	—	—	—	6,888,974	6,888,974
Balance as of March 31, 2022	20,125,000	205,275,000	6,708,333	$671	$—	$(12,748,052)	$(12,747,381)
Net income	—	—	—	—	—	3,147,068	3,147,068
Remeasurement of Class A ordinary shares subject to redemption value	—	116,081	—	—	—	(116,081)	(116,081)
Balance as of June 30, 2022	20,125,000	$205,391,081	6,708,333	$671	$—	$(9,717,065)	$(9,716,394)
Net income	—	—	—	—	—	2,805,123	2,805,123
Remeasurement of Class A ordinary shares subject to redemption value	—	1,048,628	—	—	—	(1,048,628)	(1,048,628)
Balance as of September 30, 2022	20,125,000	$206,439,709	6,708,333	$671	$—	$(7,960,570)	$(7,959,899)

(1)	Due to the Ordinary Shares Subject to Possible Redemption being accounted for as temporary equity on the Balance Sheets, the Class A amounts are not included in the Total Shareholders’ Deficit columns, as those amounts reflect permanent equity items.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Crescera Capital Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Cash Flows from Operating Activities:
Net income	$3,467,536	$12,841,165
Adjustments to reconcile net income to net cash used in operating activities:
Gain, dividends and interest on marketable securities (net), held in trust account	(3,710,486)	(1,247,152)
Change in fair value of derivative warrant liabilities	(539,458)	(12,101,744)
Changes in operating assets and liabilities:
Prepaid expenses	215,290	218,847
Due from Sponsor	—	(2,262)
Accounts payable	128,409	9,046
Accrued expenses	(125,496)	17,821
Net cash used in operating activities	(564,205)	(264,279)

Cash Flows from Investing Activities
Cash withdrawn from trust account for payment to redeeming shareholders	209,981,624	—
Net cash provided by investing activities	209,981,624	—

Cash Flows from Financing Activities
Repayments of promissory note – related party	(1,982)	(10,561)
Redemption of Class A ordinary shares	(209,981,624)	—
Net cash used in financing activities	(209,983,606)	(10,561)

Net Change in Cash	(566,187)	(274,840)
Cash - Beginning of period	618,891	961,893
Cash - End of period	$52,704	$687,053

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption value	$3,710,486	$1,164,709

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

On June 30, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on July 11, 2023 due to the Company’s non-compliance with certain Nasdaq Listing Rules. On July 25, Nasdaq announced that the Company’s securities would be delisted from the Nasdaq Global Market. As a result, the Company’s securities trade on the OTC Market.

As of September 30, 2023, the Company had not commenced any operations. All activity from inception through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering and non-operating income or expense in the form of changes in the fair value of warrant liabilities.

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

Crescera Capital Acquisition Corp.

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

Crescera Capital Acquisition Corp.

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

As a result of the Extraordinary General Meeting, the Company’s shareholders redeemed 19,973,574 shares. As a result, $209,981,624 ($10.51 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company has 151,426 Class A ordinary shares, subject to redemption outstanding.

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $52,704 in cash held outside of the Trust Account and a working capital deficit of $204,269.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $52,704 and $618,891, respectively.

Marketable Securities in the Trust Account

As of September 30, 2023 and December 31, 2022, the Company had a total of $1,971,740 and $208,242,878 in the Trust Account held money market funds, respectively. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,125,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity. Accordingly, as of September 30, 2023 and December 31, 2022, 151,426 and 20,125,000, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,710,486 for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption

Class A ordinary shares subject to possible redemption as of December 31, 2022	$208,142,878
Plus:
Additional remeasurement of carrying value to redemption value as of March 31, 2023	2,316,631
Class A ordinary shares subject to possible redemption as of March 31, 2023	$210,459,509
Plus:
Initial pre-extension redemption	(209,981,624)
Additional remeasurement of carrying value to redemption value as of June 30, 2023	1,368,534
Class A ordinary shares subject to possible redemption as of June 30, 2023	$1,846,419
Plus:
Additional remeasurement of carrying value to redemption value as of September 30, 2023	25,321
Class A ordinary shares subject to possible redemption as of September 30, 2023	$1,871,740

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$16,211	$718,150	$2,103,842	$701,281
Denominator:
Basic and diluted weighted average shares outstanding	151,426	6,708,333	20,125,000	6,708,333
Basic and diluted net income per share	$0.11	$0.11	$0.10	$0.10

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,095,692	$1,371,844	$9,630,874	$3,210,291
Denominator:
Basic and diluted weighted average shares outstanding	10,247,958	6,708,333	20,125,000	6,708,333
Basic and diluted net income per share	$0.20	$0.20	$0.48	$0.48

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Prior to the Initial Public Offering, three independent directors purchased 25,000 Founder Shares each from the Sponsor, at their original purchase price (approximately $0.004 per share) for a total of $280. If the director is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Company, all of the director’s Class B ordinary shares shall be returned to the Sponsor. The fair value of the Founder Shares at the grant dates was determined using an internal model using the issuance price of the Units in the Initial Public Offering as a proxy adjusting for the value for the warrants included in the Units, for the probability the Company will consummate an initial Business Combination and for holding costs and no rights of redemption. Valuation of the 75,000 Founder Shares granted to the directors is estimated to be $342,201 or $4.56 per share. The Company will record the fair value of the transferred shares in excess of the amount paid of $341,921 as director compensation expense upon consummation of an initial Business Combination, in accordance with the guidance in ASC 718.

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2022 or the closing of the initial Business Combination. In January 2023, the loan was amended retroactively to December 31, 2022 to become due only upon a Business Combination. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $147,026 and $149,008, respectively under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination or, at the lender’s discretion, up to $2,100,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial Business Combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Note 8. Shareholders’ Deficit

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 151,426 and 20,125,000 Class A ordinary shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of both September 30, 2023 and December 31, 2022, there were 6,708,333 Class B ordinary shares issued and outstanding.

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

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

Note 9. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Marketable securities held in trust account:
Money Market investments	$1,971,740	$1,971,740	$—	$—
Liabilities
Warrant liability – Public Warrants	$42,262	$42,262	$—	$—
Warrant liability – Private Placement Warrants	$42,630	$—	$—	$42,630
December 31, 2022
Assets
Marketable securities held in trust
Money Market investments	$208,242,878	$208,242,878	$—	$—
Liabilities
Warrant liability – Public Warrants	$302,881	$302,881	$—	$—
Warrant liability – Private Placement Warrants	$321,469	$—	$—	$321,469

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CRWWF on the OTC Market. The quoted price of the Public Warrants was approximately $0.004 per warrant as of September 30, 2023. As of December 31, 2022, the Public Warrants were traded in an active market under the ticker CRECW.

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

Crescera Capital Acquisition Corp.

Notes To The Unaudited Condensed Financial Statements

The following table provides the significant inputs used in the Monte Carlo simulation model to measure the fair value of the Private Placement Warrants:

	As of September 30, 2023	As of December 31, 2022
Exercise Price	11.50	11.50
Underlying share price	$11.30	$10.22
Volatility	—%	5.3%
Weighted Average Term to Business Combination (years)	0.91	1.07
Risk-free rate	5.47%	4.71%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2023:

Fair value as of December 31, 2021	$13,926,587
Transfer of Public Warrants to Level 1 measurement	(6,912,938)
Change in fair value of derivative warrant liabilities with Level 3 inputs	(6,692,181)
Fair value as of March 31, 2022	321,469
Change in fair value of derivative warrant liabilities with Level 3 inputs	1,561,568
Fair value as of June 30, 2022	1,883,037
Change in fair value of derivative warrant liabilities with Level 3 inputs	(964,034)
Fair value as of September 30, 2022	919,003
Change in fair value of derivative warrant liabilities with Level 3 inputs	(597,534)
Fair value as of December 31, 2022	321,469
Change in fair value of derivative warrant liabilities with Level 3 inputs	680,547
Fair value as of March 31, 2023	1,002,016
Change in fair value of derivative warrant liabilities with Level 3 inputs	(509,741)
Fair value as of June 30, 2023	492,275
Change in fair value of derivative warrant liabilities with Level 3 inputs	(449,645)
Fair value as of September 30, 2023	$42,630

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

If we have not completed our initial business combination within 24 months from the closing of the IPO (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

As a result of the Extraordinary General Meeting, the Company’s shareholders redeemed 19,973,574 shares. As a result, $209,981,624 ($10.51 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company has 151,426 Class A ordinary shares, subject to redemption outstanding.

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

On June 30, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on July 11, 2023 due to the Company’s non-compliance with certain Nasdaq Listing Rules. On July 27, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq stating that the Company’s securities (units, ordinary shares, warrants, and rights) have been delisted from The Nasdaq Global Market due to the Company’s non-compliance with certain Nasdaq Listing Rules. As a result, the Company’s securities trade on the OTC Market.

Results of Operation

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2023 were organizational activities, those necessary to prepare for our search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2023, we had net income of $734,361, which resulted from gain on marketable securities, along with interest and dividends of $25,321, a gain on the change in fair value of derivative warrant liabilities of $895,414, and other income of $13, partially offset by formation and operating costs of $186,387.

For the three months ended September 30, 2022, we had net income of $2,805,123, which resulted from a gain on the change in fair value of derivative warrant liabilities of $1,919,757, unrealized gain on marketable securities (net) held in Trust Account of $1,031,071, and other income of $89, partially offset by formation and operating costs of $145,794.

For the nine months ended September 30, 2023, we had net income of $3,467,536, which resulted from gain on marketable securities, along with interest and dividends of $3,710,486, a gain on the change in fair value of derivative warrant liabilities of $539,458, and other income of $217, partially offset by formation and operating costs of $782,625.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $564,205, which was due to gain on marketable securities (net) held in Trust Account of $3,710,486 and a change in fair value of derivative warrant liabilities of $539,458, partially offset by changes in working capital of $218,203, and net income of $3,467,536.

For the nine months ended September 30, 2022, net cash used in operating activities was $264,279, which was due to a change in fair value of derivative warrant liabilities of $12,101,744, gain on marketable securities (net) held in Trust Account of $1,247,152, partially offset by net income of $12,841,165 and changes in working capital of $243,452.

For the nine months ended September 30, 2023, net cash provided by investing activities was $209,981,624, which was due to cash being withdrawn from trust account for payment to redeeming shareholders.

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in financing activities was $209,983,606, which was due to the redemption of Class A ordinary shares of $209,981,624 and repayments of promissory note – related party of $1,982.

For the nine months ended September 30, 2022, net cash used in operating activities was $10,561, which was due to repayments of promissory note – related party.

As of September 30, 2023, we had cash and marketable securities, along with interest and dividends earned, held in the Trust Account of $1,971,740 consisting of securities held in a money market fund that invests in U.S. government treasury obligations with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay dissolution costs. Through September 30, 2023, we did not withdraw any interest earned on the Trust Account to pay dissolution costs.

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

As of September 30, 2023 and December 31, 2022, we had cash of $52,704 and $618,891, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of September 30, 2023, we had a working capital deficit of $204,269.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,100,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

We have incurred and expect to incur significant costs in pursuit of its financing and acquisition plans. In connection with our assessment of going concern considerations, management has determined that both our liquidity and liquidation deadline raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the trust account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,710,486 for the nine months ended September 30, 2023.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2023.

Crescera Capital Acquisition Corp.

By:	/s/ Felipe Samuel Argalji
Name: Felipe Samuel Argalji
Title: Chief Executive Officer